Form 10QSB
period 2004-01-31
INVISION CAPITAL INC
filed 2004-03-16
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _______

Commission file number: 0-50459

INVISION CAPITAL, INC.
(Exact name of small business issuer in its charter)

Nevada	98-0396733
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

356 Taylor Way
West Vancouver, British Columbia	V7X 1L7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 657-2443

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,397,740 common shares, $0.001 par value, issued and outstanding as of March 12, 2004

Transitional Small Business Format. Yes ☐        No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

     INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)

January 31, 2004

Assets
Current assets:
Cash		$40,613
Prepaid expenses		708
		$41,321
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities		$2,910
Total current liabilities		2,910

Shareholders’ equity:
Common stock		10,398
Additional paid-in capital	.	60,812
Accumulated deficit		(32,793)
Cumulative translation adjustment	.	(6)
Total shareholders’ equity	.	38,411
		$41,321

See accompanying notes to condensed financial statements

     INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

			January 24,	January 24,
			2003	2003
	Three Months	Six Months	(Inception)	(Inception)
	Ended	Ended	Through	Through
	January 31,	January 31,	January 31,	January 31,
	2004	2004	2003	2004
Expenses:
Contributed rent (Note 2)	$300	$600	$—	$1,200
Contributed administrative support (Note 2)	50	150	—	250
Unproven mineral interest acquisition costs	—	—	—	7,420
Professional fees	1,270	8,245	—	18,728
Office	398	2,065	—	4,024
Other	39	93	—	1,171
Total expenses	2,057	11,153	—	32,793
Loss from operations	(2,057)	(11,153)	—	(32,793)
Income tax provision (Note 4)	—	—	—	—

Net loss	$(2,057)	$(11,153)	$—	$(32,793)

Basic and diluted loss per share	$(0.00)	$(0.00)	$0.00

Basic and diluted weighted average
common shares outstanding	10,397,740	10,397,740	4,000,000

See accompanying notes to condensed financial statements

     INVISION CAPITAL, INC.
(An Exploration Stage Company)
C ondensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

		January 24,	January 24,
		2003	2003
	Six Months	(Inception)	(Inception)
	Ended	Through	Through
	January 31,	January 31,	January 31,
	2004	2003	2004

Net cash used in
operating activities	$(11,601)	$—	$(29,141)

Cash flows from financing activities:
Capital contribution by an officer	—	—	99
Proceeds from the sale of common stock (Note 2)	—	4,000	69,661
Net cash provided by
financing activities	—	4,000	69,760

Effect of exchange rate changes on cash	364	—	(6)

Net change in cash	(11,237)	4,000	40,613

Cash, beginning of period	51,850	—	—

Cash, end of period	$40,613	$4,000	$40,613

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended July 31, 2003 and the three months ended October 31, 2003 as filed in its Form 10-SB, Amendment #1, and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada (see Note 3).

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

NOTE 2: RELATED PARTY TRANSACTIONS

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Officers contributed administrative services to the Company from January 24, 2003 (inception) through January 31, 2004. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

In January 2003, the Company sold 4,000,000 shares of its restricted common stock to an officer for $4,000 ($.001/share).

NOTE 3: OPTION ON UNPROVEN MINERAL INTERESTS

On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada. Under the terms of the Option Agreement, the Company is required to:

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

A.	Make cash payments and exploration expenditures as follows:

	Cash		Exploration
	Payments		Expenditures		Due Date
	CDN	$10,000.00	CDN	$-	Closing of Option Agreement
	CDN	$-	CDN	$35,000.00	June 30, 2004
	CDN	$-	CDN	$75,000.00	June 30, 2005
	CDN	$-	CDN	$100,000.00	June 30, 2006
	CDN	$50,000.00	CDN	$-	January 1, 2007

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2008, until termination of the Agreement.
C.	Issue 250,000 shares of its common stock to the optionor upon commencement of commercial production.

In addition to the above terms, the optionor will retain a four percent net smelter royalty in the mineral claims.

NOTE 4: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “CA $” refer to Canadian Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Invision" mean Invision Capital, Inc., unless otherwise indicated.

Invision is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claims that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claims is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Diamond drill	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections.
Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.
Mineral	A naturally occurring inorganic element or compound having an orderly internal structure, characteristic chemical composition, crystal form & physical properties
Mineralization	Rock containing an undetermined amount of minerals or metals.

Foreign Currency and Exchange Rates

Dollar costs of Invision’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.33 or CA $1.00 being approximately equal to US $0.75 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JANUARY 31, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

Overview

Invision Capital, Inc. was incorporated in the State of Nevada on January 24, 2003 and established a fiscal year end of July 31. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada and our business office is located at 356 Taylor Way, West Vancouver, British Columbia, Canada. Our telephone number is (604) 657-2443. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On July 07, 2003, Invision optioned a mineral property containing one (1) mining claim located in the Thunder Bay Mining Division of the province of Ontario, Canada called the Muriel Lake Property by entering into an Option To Purchase And Royalty Agreement dated July 07, 2003 with Richard T. Heard and Nicholas G. Carter, the beneficial owners of the claim (the “option agreement”), both arms-length British Columbia, Canada residents, to acquire the claim through the carrying out of a three phase exploration program, making annual option payments commencing no later than January 01, 2007 and paying the vendors a royalty from production.

Under the terms of the option agreement, Messrs. Heard and Carter granted to Invision the sole and exclusive right and option to acquire 100 percent of the right, title and interest of Heard and Carter in the Muriel Lake property, subject to the vendors receiving annual payments, a royalty interest and common shares of Invision, in accordance with the terms of the option agreement, as follows:

  Invision must pay Messrs. Heard and Carter $7,420 ($10,000 in Canadian funds) on the effective date of the Agreement (paid);
  Invision must incur exploration expenditures on the property of a minimum of $26,000 on or before June 30, 2004;
  Invision must incur exploration expenditures on the property of a minimum of $56,000 on or before June 30, 2005;

  Invision must incur exploration expenditures on the property of a minimum of $75,000 on or before June 30, 2006;
  Invision must pay to the vendors $37,500 on or before January 01, 2007 as a prepayment of the net smelter royalty;
  Upon exercise of the Option, Invision is required to pay to the vendors, commencing January 1, 2008, the sum of $37,500 as an advance against the net smelter royalty, per annum for as long as Invision, or its assigns, holds any interest in the property; and
  Upon the commencement of commercial production from the property, Invision or its successor under this agreement agrees to pay to the Vendors, two hundred fifty thousand (250,000) shares in the capital of Invision or any successor corporation.

Regarding each of the above cash or share payments to the vendors, we must complete the phase contemplated and must decide and provide written notice to the vendors that we intend to proceed to the next phase before making the indicated payment.

Under the option agreement, the vendors, Messrs. Heard and Carter, retain a 4% net smelter royalty for all minerals mined from the claim. Net smelter returns (NSR) refers to the net proceeds received by Invision from any smelter or other purchaser from the sale of any ores, concentrates or minerals produced from the claim without encumbrances. The above noted payments are advances against that royalty. In the event that Invision sells or transfers its interest to a third party, that party will assume the obligations under the NSR provision of the option agreement.

The names, tenure numbers, date of recording and expiration date of the claim is as follows:

Claim Name	Claim No.	Recorded Holder	Expiry Date	Area Hectares	Area Acres
Muriel Lake	TB 1187566	N.C. Carter & R.T. Heard	July 4 2004	16	40
		TOTAL (Hectares / Acres)		16	40

To date we have not performed any work on the claim, have spent $0 on research and exploration activities and $7,420 on property acquisition costs. As part of the acquisition cost Mr. Nicholas C. Carter, Ph.D., P.Eng., provided a Prospecting Report on the Muriel Lake Property dated May 23, 2003. It is our intention to engage the services of Mr. Carter to develop specific recommendations for a work program and to perform the required phase I work on the claim but no agreement has been entered into.

Mr. Carter is a registered Professional Geologist in good standing in the Association of Professional Engineers and Geoscientists of British Columbia, Canada. He is a graduate of the University of New Brunswick with a Bachelor of Science Degree (1960), a Master of Science degree in geology in 1962 from Michigan Technological Institute and a Ph.D. degree in geology from the University of British Columbia in 1974. He has practiced his profession as a consulting exploration geologist for the past forty (40) years.

Messr’s Heard and Carter hold the mining rights to the claim which thereby gives them or their agent, the right to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Heard and Carter were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Heard and Carter have granted an option to Invision to allow Invision to explore, mine and recover any minerals on the claim. As with the preceding, if Heard and Carter were to grant an option to another party, that party would be able to enter the claim, carry out certain work commitments and earn right and title to the claim; we would have little recourse as we would be harmed, will not own any claim and would have to cease operations. However, in either event, Heard and Carter would be liable to us for monetary damages for breach of the option agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claim, if any, in addition to any lost opportunity costs if the claim proved to be of value in the future.

Under Ontario law, if the ownership of the claim were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $1,000 and file other documents since we are a foreign company in Canada. We would also be required to form an Ontario company that contains a board of directors, a majority of which would have to be Ontario residents and obtain audited financial statements for that company. We have decided that if gold is discovered on the claim and it appears it might be economical to remove the gold, we will record the deed of ownership, pay the additional tax and file as a foreign Company or establish a corporate subsidiary in Ontario. The decision to record or not record is solely within our province.

The claim is unencumbered and there are no competitive conditions which affect the claim. Further, there is no insurance covering the claim and we believe that no insurance is necessary since the claim is unimproved and contains no buildings or improvements.

Invision is an exploration stage company. There is no assurance that a commercially viable mineral deposit exists on the claim that we have optioned. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Only one of the directors or officers has professional or technical accreditation in the exploration, development or operations of metal mines, that being Mr. David Duval. During the past year, Mr. Frank Rigney has spent approximately 15% of his time (approximately 9 hours per week) on the affairs of Invision. Those ratios and hours are expected to continue at that same level into the foreseeable future. Mr. Duval joined the Board of Directors on January 28, 2004. He is an independent consultant to the mining industry, has been employed as a technical advisor to the United Nations, mine planner, production supervisor, technical service representative and was responsible for the development of a 500 ton-per-day copper mine in Quebec. It is expected that he will spend approximately 5% (2 to 3 hours per week) of his time on the affairs of Invision for the foreseeable future.

Employees

Initially, we are using the services of subcontractors for manual labour exploration work on our properties and Mr. N.C. Carter, P. Eng. to manage the exploration program as outlined in his report. Mr. Carter is not a consultant to Invision; rather he is the author of the report on the claim.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them.

At present, we have no employees, other than Messrs. Rigney and Duval, our officers and directors. Messrs. Rigney and Duval do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Offices

Our offices are located at 356 Taylor Way, West Vancouver, B.C. Canada. Currently, these facilities are provided to us by Frank J. Rigney, one of our directors and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services will be charged back to Invision at cost on a periodic basis.

Risks

At present we do not know whether or not the claim contains commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions involved in mineral exploration often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

We currently have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete all phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease business operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require significant amounts additional funds to place the claim into commercial production. Should we be unable to raise additional funds to put the claim into production we would be unable to see the claim evolve into an operating mine and we would have to cease business operations.

Results of Operations

Invision was incorporated on January 24, 2003. Comparative periods for the three and six month periods ended January 31, 2004 are presented in the following discussion.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to January 31, 2004 was $69,661 as a result of proceeds received from sales of our common stock. No shares were issued in the most recent quarter or nine month period.

REVENUE: Invision did not generate any revenues from operations for the quarter or six months ended January 31, 2004 nor for the period January 24, 2003 (inception) through January 31, 2004.

EXPENSES: During the quarter ended January 31, 2004, Invision incurred operating expenses of $2,057 for the quarter, $11,153 for the six month period and $32,793 since inception. The costs can be subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Invision has not incurred any expenses for research and development either during the quarter or six months ended January 31, 2004 and none have been incurred since inception on January 24, 2003.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter and $750 were incurred in total for the six months ended January 31, 2004. For the period January 24, 2003 (inception) through January 31, 2004, $1,450 was incurred. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

UNPROVEN MINERAL ACQUISITION COSTS: No such costs were incurred in either the quarter or six months ended January 31, 2004. For the period January 24, 2003 (inception) through January 31, 2004, $7,420 was recorded in acquiring our optioned claim.

PROFESSIONAL FEES: Invision incurred $1,270 in professional fees for the quarter and $8,245 for the six month period. Since inception, we have incurred $18,728 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred either during the quarter or six months ended January 31, 2004 and none have been incurred since inception on January 24, 2003.

OFFICE EXPENSES: $398 was expended on general office expenses for the current quarter and $2,065 was incurred for the six months ended January 31, 2004. For the period January 24, 2003 (inception) through January 31, 2004 a total of $4,024 has been spent on office expenses.

OTHER COSTS: $39 in other costs were incurred in the quarter and $93 was incurred for the six month period. For the period January 24, 2003 (inception) through January 31, 2004, Invision has spent $1,171 on other (miscellaneous) expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the six months ended January 31, 2004, $11,601 in net cash was used and a total of $29,141 has been used from Inception on January 24, 2003 to January 31, 2004.

INTEREST INCOME / EXPENSES: Invision has neither received nor paid interest since its inception on January 24, 2003.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2003 or from the date of inception.

During the quarter, Invision did not sell any shares of its common stock. As of the date of this report Invision has 10,397,740 common shares issued and outstanding.

Invision continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The first phase of the exploration program on our optioned claim is expected to be completed during the fourth quarter of the current fiscal year and a report on the work accomplished is expected to be received prior to the end of October, 2004. Invision does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

For the balance of the current fiscal year (third and fourth quarters) we will concentrate our efforts on completion of an SB-2 registration statement as filed and currently under review with the SEC. The planned phase I exploration program on our optioned claim is scheduled to be commenced prior to July 04, 2004. If the planned first phase of the exploration program is successful, we will shift activities to prepare for proceeding with phase II in the summer of 2005. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed to be completed.

Invision believes it can satisfy its cash requirements through the fiscal year end of July 31, 2004, from the private placements of $69,661 received in early 2003. As of January 31, 2004, we had $38,411 in working capital.

We anticipate that phase I of the recommended geological exploration program will cost $26,000 based on the report and is a reflection of local costs for the specified type of work. Phase I will involve examination of the claim through complete mapping of the claim (a map upon which the known or observed geological information is plotted – it may show folds, faults, minerals deposits and so on as well as a distribution of the adjacent formations), the collection and analysis of samples and the production of a database of previous work completed on the site of the claim as well as adjacent areas. Samples simply involve the gathering of a certain volume or weight of surficial clay, sand, gravel and rocks and then having the mineral components of those samples chemically analyzed for composition. Phase I may take up to 3 months in total, including preparation of a report on the work completed with further recommendations

Phase II will be directed towards a continuation of the exploration and prospecting program and will include an indeterminate amount of diamond drilling. A diamond drill is a drilling machine with a rotating, hollow, diamond studded bit that cuts a circular core which can be recovered in lengths to provide a continuous sample of the column of rock penetrated. The core is then split in half, crushed and analyzed for the various minerals it may contain. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses. Geochemistry is the study of the relative and absolute occurrences of various elements and their atomic species in the earth’s crust. It can be defined very broadly to include all the parts of the study of geology that involve chemical changes or it may be focussed on the distribution of the elements. Here we are interested in determining what the broad chemical makeup of the earth looks like and what changes have taken place over geologic time. The second phase may take up to three months to complete and will have an estimated cost of $56,000, again based on the minimum requirements of the option agreement and a reflection of local costs for the specified type of work.

We do not expect any changes or more hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

On November 03, 2003 Invision filed a Form 10-SB registration statement with the Securities and Exchange Commission. As a result, Invision became a reporting issuer under the Securities Exchange Act of 1934 on January 02, 2004 and is now subject to the reporting requirements of the Exchange Act.

Liquidity and Capital Resources

As of end of the first quarter on January 31, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to January 31, 2004 was $69,661 as a result of proceeds received from sales of our common stock.

We issued 4,000,000 shares of common stock through a Section 4(2) offering in January 2003 for cash consideration of $4,000.

We issued 6,000,000 shares of common stock through a Regulation S offering in March, 2003 for cash consideration of $6,000.

We issued 397,740 shares of common stock through a Regulation S offering in May and June, 2003 for cash consideration of $59,661.

As of January 31, 2004, our total assets which consist entirely of cash and prepaid expenses amounted to $41,321, and our total liabilities were $2,910. Working capital stood at $38,411.

For the quarter ended January 31, 2004, the net loss was $2,057 ($0.0002 per share). The loss per share was based on a weighted average of 10,397,740 common shares outstanding. For the six month period the comparative numbers were a net loss of $11,153 and a loss per share of $0.001. For the period from inception on January 24, 2003 through January 31, 2004, the cumulative net loss was $32,793.

For the current quarter and the balance of the fiscal year from to July 31, 2004 we plan on competing phase I of the planned exploration program at an estimated cost of $26,000 based on the report by N. C. Carter which reflects local costs for the specified type of work and finalizing the submission of our 10-SB registration statement.

If phase I is not successful we will terminate the Option on the claim and cease exploration. If phase I is successful we would then proceed to phase II in 2004 at an estimated cost of $56,000 also based on the recommendations of Mr. Carter’s report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. Similarly, if phase II is not successful, we will terminate the Option on the claim.

If we decide to proceed to phase II we will try to raise additional funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended January 31, 2004. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company’s Chief Executive Officer and Chief Financial Officer have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

There have been no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Invision had 10,397,740 shares of common stock issued and outstanding as of January 31, 2004. Of these shares, 4,000,000 shares are held by an affiliate of Invision and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Rule 504 or Regulation S or Section 4 (2) of the Securities Act, as provided. All purchasers of Invision’s securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3. Defaults Upon Senior Securities

The have been no defaults upon Invision’s senior or other securities in the preceeding quarter.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 24, 2003 to January 31, 2004 was $69,661 as a result of proceeds received from sales of our common stock. During the period January 24, 2003 to January 31, 2004, the following table indicates how the use of those proceeds have been spent to date:

Unproven Mineral Interest Acquisition Costs	$7,420
Professional Fees	18,728
Office Expenses	4,024
Other Costs	1,171
Total Use of Proceeds to January 31, 2004	$31,343

Common Stock

During the three- and six-month periods ended January 31, 2004 no shares of common stock were issued. As of January 31, 2004, there were 10,397,740 shares issued and outstanding and as of March 10, 2004 there were 10,397,740 shares outstanding.

Options

No options were granted during the three-month period ending January 31, 2004

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended January 31, 2004: NIL

Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invision Capital, Inc.
(Registrant)

Date: March 12, 2004

BY:     /s/ “Frank J. Rigney

Frank J. Rigney
President, Chief Executive Officer, Principal Executive Officer,
Treasurer, Chief Financial Officer, Principal Financial Officer Director

BY:     /s/ “David K. Duval”

David K. Duval
Director