Form 10QSB
period 2004-04-30
INVISION CAPITAL INC
filed 2004-06-21
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended APRIL 30, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to _______

Commission file number: 0-50459

INVISION CAPITAL, INC.
(Exact name of small business issuer in its charter)

Nevada	98-0396733
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

356 Taylor Way
West Vancouver, British Columbia	V7X 1L7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(604) 657-2443

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,397,740 common shares, $0.001 par value, issued and outstanding as of June 14, 2004

Transitional Small Business Format. Yes ☐     No ☒

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)
April 30, 2004

Assets
Current assets:
Cash	$33,347

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,350
Total current liabilities	1,350

Shareholders' equity:
Common stock	10,398
Additional paid-in capital	61,112
Accumulated deficit	(39,485)
Cumulative translation adjustment	(28)
Total shareholders' equity	31,997
$33,347

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

				January 24,	January 24,
				2003	2003
			Nine Months	(Inception)	(Inception)
	Three Months Ended		Ended	Through	Through
	April 30,		April 30,	April 30,	April 30,
	2004	2003	2004	2003	2004

Expenses:
Contributed rent (Note 2)	$300	$300	$900	$300	$1,500
Contributed administrative support (Note 2)	-	-	150	-	250
Unproven mineral interest acquisition costs	-	-	-	-	7,420
Professional fees	1,304	1,465	9,549	1,465	20,032
Office	4,868	141	6,933	141	8,892
Other	220	231	313	231	1,391
Total expenses	6,692	2,137	17,845	2,137	39,485
Loss from operations	(6,692)	(2,137)	(17,845)	(2,137)	(39,485)

Income tax provision (Note 4)	-	-	-	-	-

Net loss	$(6,692)	$(2,137)	$(17,845)	$(2,137)	$(39,485)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,397,740	4,000,000	10,397,740	4,000,000

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

		January 24,	January 24,
		2003	2003
	Nine Months	(Inception)	(Inception)
	Ended	Through	Through
	April 30,	April 30,	April 30,
	2004	2003	2004

Net cash used in
operating activities	$(18,845)	$(1,837)	$(36,385)

Cash flows from financing activities:
Capital contribution by an officer	-	-	99
Proceeds from the sale of common stock (Note 2)	-	4,000	69,661
Net cash provided by
financing activities	-	4,000	69,760

Effect of exchange rate changes on cash	342	-	(28)

Net change in cash	(18,503)	2,163	33,347

Cash, beginning of period	51,850	-	-

Cash, end of period	$33,347	$2,163	$33,347

Supplemental disclosure of cash flow information:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

The Company's functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States ("U.S.") dollars unless Canadian dollars are specifically designated with "CDN".

NOTE 2: RELATED PARTY TRANSACTIONS

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Officers contributed administrative services to the Company from January 24, 2003 (inception) through April 30, 2004. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

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

A.	Make cash payments and exploration expenditures as follows:

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

NOTE 4: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "CA $" refer to Canadian Dollars and all references to "common shares" refer to the common shares in our capital stock.

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

Foreign Currency and Exchange Rates

Dollar costs of Invision's property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.33 or CA $1.00 being approximately equal to US $0.75 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING APRIL 30, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

On July 07, 2003, Invision optioned a mineral property containing one (1) mining claim located in the Thunder Bay Mining Division of the province of Ontario, Canada called the Muriel Lake Property by entering into an Option To Purchase And Royalty Agreement dated July 07, 2003 with Richard T. Heard and Nicholas G. Carter, the beneficial owners of the claim (the "option agreement"), both arms-length British Columbia, Canada residents, to acquire the claim through the carrying out of a three phase exploration program, making annual option payments commencing no later than January 01, 2007 and paying the vendors a royalty from production.

Under the terms of the option agreement, Messrs. Heard and Carter granted to Invision the sole and exclusive right and option to acquire 100 percent of the right, title and interest of Heard and Carter in the Muriel Lake property, subject to the vendors receiving annual payments, a royalty interest and common shares of Invision, in accordance with the terms of the option agreement, as follows:

  Invision must pay Messrs. Heard and Carter $7,420 ($10,000 in Canadian funds) on theeffective date of the agreement (paid);
  Invision must incur exploration expenditures on the property of a minimum of $26,000on or before June 30, 2004;
  Invision must incur exploration expenditures on the property of a minimum of $56,000on or before June 30, 2005;

  Invision must incur exploration expenditures on the property of a minimum of $75,000on or before June 30, 2006;
  Invision must pay to the vendors $37,500 on or before January 01, 2007 as a prepaymentof the net smelter royalty;
  Upon exercise of the option, Invision is required to pay to the vendors, commencingJanuary 1, 2008, the sum of $37,500 per annum as an advance against the net smelterroyalty for as long as Invision, or its assigns, holds any interest in the property; and
  Upon the commencement of commercial production from the property, Invision or itssuccessor under this agreement agrees to pay to the Vendors, two hundred fifty thousand(250,000) shares in the capital of Invision or any successor corporation.

Regarding each of the above cash or share payments to the vendors, we must complete the phase contemplated and must decide and provide written notice to the vendors that we intend to proceed to the next phase before making the indicated payment.

Under the option agreement, the vendors, Messrs. Heard and Carter, retain a 4% net smelter royalty for all minerals mined from the claim. Net smelter returns (NSR) refers to the net proceeds received by Invision from any smelter or other purchaser from the sale of any ores, concentrates or minerals produced from the claim without encumbrances. The above noted payments are advances against that royalty. In the event that Invision sells or transfers its interest to a third party, that party will assume the obligations under the NSR provision of the agreement.

The name, tenure number, date of recording and expiration date of the claim is as follows:

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

Messr's Heard and Carter hold the mining rights to the claim which thereby gives them or their agent, the right to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Heard and Carter were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Heard and Carter have granted an option to Invision to allow Invision to explore, mine and recover any minerals on the claim. As with the preceding, if Heard and Carter were to grant an option to another party, that party would be able to enter the claim, carry out certain work commitments and earn right and title to the claim; we would have little recourse as we would be harmed, would not own any claim and would have to cease operations. However, in either event, Heard and Carter would be liable to us for monetary damages for breach of the option agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claim, if any, in addition to any lost opportunity costs if the claim proved to be of value in the future.

Under Ontario law, if the ownership of the claim were passed to us and the deed of ownership were recorded in our name, we would have to pay a minimum of $1,000 and file other documents since we are a foreign company in Canada. We would also need to form an Ontario company that contains a board of directors, a majority of which would have to be Ontario residents and obtain audited financial statements for that company. We have decided that if gold is discovered on the claim and it appears it might be economical to remove the gold, we will record the deed of ownership, pay the additional tax and file as a foreign company or establish a corporate subsidiary in Ontario. The decision to record or not record is solely within our province.

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

Only one of the directors or officers has professional or technical accreditation in the exploration, development or operations of metal mines, that being Mr. David Duval. During the past year, Mr. Frank Rigney has spent approximately 15% of his time (approximately 9 hours per week) on the affairs of Invision. Those ratios and hours are expected to continue at that same level into the foreseeable future. Mr. Duval joined the Board of Directors on January 28, 2004. He is an independent consultant to the mining industry, has been employed as a technical advisor to the United Nations, mine planner, production supervisor, technical service representative and was responsible for the development of a 500 ton-per-day copper mine in Quebec. It is expected that he will spend approximately 2% (1 to 1½ hours per week) of his time on the affairs of Invision for the foreseeable future.

Employees

Initially, we are using the services of subcontractors for manual labour and exploration work on our property and Mr. N.C. Carter, P. Eng. to manage the exploration program as outlined in his report. Mr. Carter is not a consultant to Invision; rather he is the author of the report on the claim.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them other than to have retained Mr. Heard to supervise and carry out the Phase I work program during June, 2004.

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

We currently have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete all phases of our proposed program we will need to raise additional funding. Even if the first phase of our exploration program is successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease business operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our program is successful and commercial quantities of ore are discovered we will require significant amounts of additional funds to place the claim into commercial production. Should we be unable to raise additional funds to put the claim into production we would be unable to see the claim evolve into an operating mine and we would have to cease operations.

Results of Operations

Invision was incorporated on January 24, 2003. Comparative periods for the three and nine-month periods ended April 30, 2004 are presented in the following discussion.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to April 30, 2004 was $69,661 as a result of proceeds received from sales of our common stock. No shares were issued in the most recent quarter or nine month period.

REVENUE: Invision did not generate any revenues from operations for the quarter or nine months ended April 30, 2004 nor for the period January 24, 2003 (inception) through April 30, 2004.

EXPENSES: During the quarter ended April 30, 2004, Invision incurred operating expenses of $6,692 for the quarter (as compared to $2,137 in the same period last year), $17,845 for the nine month period and $39,485 since inception. The higher expenses in the most recent quarter relate mainly to the finalization of the filing of a Form 10-SB registration statement with the Securities & Exchange Commission. The costs can be further subdivided into the following categories:

RESEARCH AND DEVELOPMENT: Invision has not incurred any expenses for research and development either during the quarter or nine months ended April 30, 2004 and none have been incurred since inception on January 24, 2003.

CONTRIBUTED EXPENSES: $300 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter (as compared to $300 for the same period last year) and $1,050 was incurred in total for the nine months ended April 30, 2004. For the period January 24, 2003 (inception) through April 30, 2004, $1,750 has been recorded for contributed expenses. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

UNPROVEN MINERAL ACQUISITION COSTS: No such costs were incurred in either the quarter or nine months ended April 30, 2004. For the period January 24, 2003 (inception) through April 30, 2004, $7,420 was recorded in acquiring our optioned claim.

PROFESSIONAL FEES: Invision incurred $1,304 in professional fees for the quarter (as compared to $1,465 for the same period last year) and $9,549 for the nine month period. Since inception, we have incurred $20,032 in professional fees which have been mainly incurred for legal and accounting matters.

COMPENSATION: No compensation costs were incurred either during the quarter or nine months ended April 30, 2004 and none have been incurred since inception on January 24, 2003.

OFFICE EXPENSES: $4,868 was expended on general office expenses for the current quarter (as compared to $141 during the corresponding quarter in the preceding year) and $6,933 was incurred for the nine months ended April 30, 2004. For the period January 24, 2003 (inception) through April 30, 2004 a total of $8,892 has been spent on office expenses.

OTHER COSTS: $220 in other costs were incurred in the quarter (as compared to $231 last year over the same period) and $313 was incurred for the nine month period. For the period January 24, 2003 (inception) through April 30, 2004, Invision has spent a total of $1,391 on other (miscellaneous) expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine months ended April 30, 2004, $18,845 in net cash has been used and we have expended a net cash total of $36,385 from Inception on January 24, 2003 to April 30, 2004.

INTEREST INCOME / EXPENSES: Invision has neither received nor paid interest since its inception on January 24, 2003.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2003 - 2004 or from the date of inception.

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

Plan of Operation

For the balance of the current fiscal year (fourth quarter) we will concentrate our efforts on the planned phase I exploration program on our optioned claim which has just commenced. If the planned first phase of the exploration program is successful, we will shift activities to prepare for proceeding with phase II in the summer of 2005. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed to be completed.

Invision believes it can satisfy its cash requirements through the fiscal year end of July 31, 2004, from the private placements of $69,661 received in early 2003. As of April 30, 2004, we had $31,997 in working capital.

We anticipate that phase I of the recommended geological exploration program will cost $26,000 based on the report which is a reflection of local costs for the specified type of work. Phase I will involve examination of the claim through complete mapping of the claim (a map upon which the known or observed geological information is plotted – it may show geological folds, faults, minerals deposits and so on as well as a distribution of the adjacent formations), the collection and analysis of samples and the production of a database of previous work completed on the site of the claim as well as adjacent areas. Samples simply involve the gathering of a certain volume or weight of surficial clay, sand, gravel and rocks and then having the mineral components of those samples chemically analyzed for composition. Phase I may take up to four months in total, including preparation of a report on the work completed with further recommendations

Phase II will be directed towards a continuation of the exploration and prospecting program and will include an indeterminate amount of diamond drilling. A diamond drill is a drilling machine with a rotating, hollow, diamond studded bit that cuts a circular core which can be recovered in lengths to provide a continuous sample of the column of rock penetrated. The core is then split in half, crushed and analyzed for the various minerals it may contain. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses.

Geochemistry is the study of the relative and absolute occurrences of various elements and their atomic species in the earth's crust. It can be defined very broadly to include all the parts of the study of geology that involve chemical changes or may be focussed on the distribution of the elements. We are interested in determining what the broad chemical makeup of the earth looks like and what changes have taken place over geologic time. The second phase may take up to four months to complete and will have an estimated cost of $56,000, based on the requirements of the option agreement and which is a reflection of local costs for the specified type of work.

We do not expect any changes or more hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

On November 03, 2003 Invision filed a Form 10-SB registration statement with the Securities and Exchange Commission. As a result, Invision became a reporting issuer under the Securities Exchange Act of 1934 on January 02, 2004 and is now subject to the reporting requirements of the Exchange Act. We received final comments from the SEC on approximately April 22, 2004.

Liquidity and Capital Resources

As of end of the third quarter on April 30, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to April 30, 2004 was $69,661 as a result of proceeds received from sales of our common stock.

We issued 4,000,000 shares of common stock through a Section 4(2) offering in January 2003 for cash consideration of $4,000.

We issued 6,000,000 shares of common stock through a Regulation S offering in March, 2003 for cash consideration of $6,000.

We issued 397,740 shares of common stock through a Regulation S offering in May and June, 2003 for cash consideration of $59,661.

As of April 30, 2004, our total assets which consist entirely of cash and prepaid expenses amounted to $33,347, and our total liabilities were $1,350. Working capital stood at $31,997.

For the quarter ended April 30, 2004, the net loss was $6,692 ($0.0006 per share) versus a loss of $2,137 ($0.0005 per share) in the same quarter last year. The loss per share was based on a weighted average of 10,397,740 common shares outstanding in the current quarter and 4,000,000 shares outstanding in the same quarter last year. For the nine month period the comparative numbers were a net loss of $17,845 and a loss per share of $0.0017. For the period from inception on January 24, 2003 through April 30, 2004, the cumulative net loss was $39,485.

For the current quarter and the balance of the fiscal year to July 31, 2004 we plan on competing phase I of the planned exploration program at an estimated cost of $26,000 based on the report by N. C. Carter which reflects local costs for the specified type of work.

If phase I is not successful we will terminate the Option on the claim and cease exploration. If phase I is successful we would then proceed to phase II in 2005 at an estimated cost of $56,000 also based on the recommendations of Mr. Carter's report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. Similarly, if phase II is not successful, we will terminate the Option on the claim.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended April 30, 2004. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3.     Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company's Chief Executive Officer and Chief Financial Officer have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and
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

Item 2.     Changes in Securities

Invision had 10,397,740 shares of common stock issued and outstanding as of April 30, 2004. Of these shares, 4,000,000 shares are held by an affiliate of Invision and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

The issuances discussed under this section are exempted from registration under Rule 504 or Regulation S or Section 4 (2) of the Securities Act, as provided. All purchasers of Invision's securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3.     Defaults Upon Senior Securities

The have been no defaults upon Invision's senior or other securities in the preceeding quarter.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5.     Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 24, 2003 to April 30, 2004 was $69,661 as a result of proceeds received from sales of our common stock. During the period January 24, 2003 to April 30, 2004, the following table indicates how the use of those proceeds have been spent to date:

Unproven Mineral Interest Acquisition Costs	$7,420
Professional Fees	20,032
Office Expenses	8,892
Other Costs	1,391
Total Use of Proceeds to April 30, 2004	$37,735

Common Stock

During the three- and nine-month periods ended April 30, 2004 no shares of common stock were issued. As of April 30, 2004, there were 10,397,740 shares issued and outstanding and as of June 14, 2004 there were 10,397,740 shares outstanding.

Options

No options were granted during the three or nine-month period ending April 30, 2004

Item 6.     Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended April 30, 2004: NIL

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

Date: June 18, 2004

BY: /s/ Frank J. Rigney

Frank J. Rigney
President, Chief Executive Officer, Principal Executive Officer,
Treasurer, Chief Financial Officer, Principal Financial Officer
Director

BY: /s/ David K. Duval

David K. Duval
Director