Form 10KSB
period 2004-07-31
INVISION CAPITAL INC
filed 2004-11-05
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JULY 31, 2004

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 0-50459

INVISION CAPITAL, INC.
(Exact name of small business issuer in its charter)

Nevada	98-0396733
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

356 Taylor Way
West Vancouver, British Columbia	V7T 2Y2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 657-2443

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   ☐

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes  ☒   No  ☐

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: 6,398,400 common shares at $0.15 (1) = $959,760. (1) price at which the common equity was last offered for sale.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,398,400 common shares issued and outstanding as of November 01, 2004

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

PART I

Item 1. Description of Business.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to CA$ refer to Canadian Dollars and references to common shares refer to common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Invision" mean Invision Capital, Inc., unless otherwise indicated.

Invision is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

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

Business Development During Last Three Years

We were incorporated in the state of Nevada on January 24, 2003. Since our incorporation, we have been in the business of the exploration and development of a mineral property.

Our mining property consists of a mineral claim situated in north-western, Ontario approximately 40 acres in size. Our property is without known reserves and our program is exploratory in nature. To date we have spent $18,787 on research and development activities and $7,420 on property acquisition costs. In June, 2004 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on June 30, 2004 with samples being sent to a laboratory for geochemical analysis. Invision received the Muriel Lake Report Update authored by Nicholas C. Carter, Ph.D., P.Eng on July 20, 2004 which summarized work performed on the property under phase I of the planned three phase exploration program including the history of the claim and its significance in relation to nearby mineral occurrences.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

We were incorporated in the State of Nevada on January 24, 2003 and established a fiscal year end of July 31. We are a start-up, exploration stage company engaged in the search for gold and related minerals; we have not yet generated or realized any revenues from our business operations. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 356 Taylor Way, West Vancouver, British Columbia, Canada V7T 2Y2. Our telephone number is (604) 657-2443.

Our office facilities are currently provided to us by Frank J. Rigney, one of our directors and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services will be charged back to Invision at cost on a periodic basis.

On July 07, 2003, Invision optioned a mineral property containing one mining claim located in the Thunder Bay Mining Division of the province of Ontario, Canada called the Muriel Lake Property by entering into an Option To Purchase And Royalty Agreement with Richard T. Heard and Nicholas G. Carter, the beneficial owners of the claim, both arms-length British Columbia, Canada residents, to acquire the claim through the carrying out of a three phase exploration program, making annual option payments commencing no later than January 01, 2007 and paying the vendors a royalty from production.

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
  Invision must incur exploration expenditures on the property of a minimum of $18,700 on or before June 30, 2004 (paid and completed);
  Invision must incur exploration expenditures on the property of a minimum of $56,000 on or before June 30, 2005;
  Invision must incur exploration expenditures on the property of a minimum of $75,000 on or before June 30, 2006;
  Invision must pay to the vendors $37,500 on or before January 01, 2007 as a prepayment of the net smelter royalty;
  Upon exercise of the option, Invision is required to pay to the vendors, commencing January 1, 2008, the sum of $37,500 per annum as an advance against the net smelter royalty for as long as Invision, or its assigns, holds any interest in the property; and
  Upon the commencement of commercial production from the property, Invision or its successor under this agreement agrees to pay to the Vendors, two hundred fifty thousand (250,000) shares in the capital of Invision or any successor corporation.

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

If the results of the first phase of exploration are unsuccessful, we will terminate the option agreement and will not be obligated to make the above or any subsequent payments. Similarly, if the results of the second phase are unsuccessful, we will terminate the option agreement.

To date we have spent $18,787 on research and development activities and $7,420 on property acquisition costs. In June, 2004 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work in late June, 2004 with samples being sent to a laboratory for geochemical analysis. On July 20, 2004, Nicholas G. Carter, Ph.D., P.Eng., presented his report on the phase I exploration program and updated all the work done on the claim to date.

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

Item 2. Property

Overview

The claim was originally staked in 2001 by Mr. Carter and Mr. Heard. They hold the mining rights to the claim which thereby gives them or their designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event the vendors were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

The name, tenure number, date of recording and expiration date of the claim is as follows:

Claim Name	Claim No.	Recorded Holder Expiry Date	Area Hectares	Area Acres
Muriel Lake	TB 1187566	N.C. Carter & July 4, 2006 R.T. Heard	16	40
		TOTAL (Hectares / Acres)	16	40

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

Our Proposed Exploration Program – Plan of Operation

In his July 20, 2004 Muriel Lake Update Report on the phase I exploration program, Mr. Carter states, concludes and recommends:

It is worthy of note that sulphide mineralization on Invision's optioned claim occurs along contacts between mafic metavolcanic rocks and felsic units. Based on the observed distribution of felsic and mafic metavolcanic rocks, a prospective and underexplored horizon is present in the central part of the claim area and may extend for a considerable distance both east and west of the current claim. Evidence for this are three known areas of sulphide mineralization east and west of the claim plus a similar, parallel belt of similar geology featuring two sulphide zones several hundred metres north of the current claim area.

The Muriel Lake mining claim and surrounding area is considered to be prospective for volcanogenic massive sulphide mineralization. Additional detailed geological mapping is required to gain a better understanding of the structural settings of the sulphide mineralization and surface geophysical surveys are also warranted. In this regard, an examination of the 1994 survey grid suggests that it could be rehabilitated for future surveys but the current crossline spacing is too broad for detailed work and additional lines would have to be established at 100 metres intervals.

In view of the known extension of favourable geology well beyond the boundaries of the current claim, plus the presence of several sulphide zones east, west and north of the claim, it would be in order to acquire more ground prior to the initiation of further work in the Muriel Lake area. The staking of an additional 40 to 50 mining claim units extending east, west and north of the current claim is recommended.

For the coming fiscal year we will concentrate our efforts on the securing the funding required to complete the planned phase II exploration program on our optioned claim which is scheduled for the late spring of 2005. In addition, one of Mr. Carter's recommendations following Phase I indicated that we should stake additional claims adjacent to the existing property which will have a cost associated of approximately $10,000. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed to be completed.

Invision believes it can satisfy its operating cash requirements through the fiscal year end of July 31, 2005, from the private placements of $69,661 received in early 2003. As of July 31, 2004, we had $6,372 in working capital.

We anticipate that phase II of the recommended geological exploration program will cost $70,000 based on the report which is a reflection of local costs for the specified type of work and a further $10,000 for the staking of additional claims as recommended. Phase II will be directed towards adding to our property holdings and a continuation of the exploration and prospecting program and will include an indeterminate amount of diamond drilling. A diamond drill is a drilling machine with a rotating, hollow, diamond studded bit that cuts a circular core which can be recovered in lengths to provide a continuous sample of the column of rock penetrated. The core is then split in half, crushed and analyzed for the various minerals it may contain. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses.

Geochemistry is the study of the relative and absolute occurrences of various elements and their atomic species in the earth's crust. It can be defined very broadly to include all the parts of the study of geology that involve chemical changes or may be focussed on the distribution of the elements. We are interested in determining what the broad chemical makeup of the earth looks like and what changes have taken place over geologic time. The second phase may take up to four months to complete and will have an estimated cost of $70,000, based on the requirements of the option agreement and which is a reflection of local costs for the specified type of work and an additional $10,000 to acquire additional adjoining claims.

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

Competitive Factors

The gold mining industry is highly fragmented. We are competing with many other exploration companies looking for gold and silver. We are among the smallest exploration companies in existence and are an infinitely small participant in the gold mining business which is the foundation of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claim. Readily available gold and silver markets exist in Canada and around the world for the sale of gold and silver. Therefore, we will likely be able to sell any gold and silver that we are able to recover.

Regulations

Our mineral exploration program is subject to the Ontario Mining Act and Regulations. This act sets forth rules for locating, posting and working claims and reporting work performed

We are also subject to that part of the Act which tells us how and where we can explore for minerals. We must comply with these laws in order to operate our business. The purpose of the Act is to assist persons who wish to explore for minerals in Ontario to understand the process whereby exploration activities are permitted and regulated. The Act establishes province wide standards for mineral exploration and development activities and also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance.

Compliance with these rules and regulations will not affect our operations.

Environmental Law

In Ontario, environmental issues are the responsibility of the Ministry of the Environment which works in concert with the Ministry of Northern Development and Mines on environmental issues pertaining to mining and exploration. The legislation pertaining to the environment is referred to as the Environmental Protection Act and related Regulations. We anticipate no discharge of water into active streams, creeks, rivers, lakes or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and trenches will be recovered prior to retreating from the claim. No costs are anticipated in order to comply with any environmental laws and we do not anticipate having to modify the planned exploration work program to comply with the local environmental laws or regulations.

As the phase II work program involves minimal disturbance of the environment at this early stage of the exploration, we do not anticipate facing any costs or expect to face problems complying with the environmental regulations. In addition, all of the equipment to be employed on the project will be in compliance with environmental standards used and accepted by the industry and all of the employees on the site will have significant experience in the outdoors and will be cognizant of their responsibilities to the environment.

We are in compliance with the foregoing act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations.

Employees

Initially, we are using the services of subcontractors for manual labour and exploration work on our property and Mr. N.C. Carter, Ph.D., P. Eng., to manage the exploration program as outlined in his report. Mr. Carter is not a consultant to Invision; rather he is the author of the report on the claim.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them other than the fact that we plan to retain Mr. Heard to supervise and carry out the Phase II work program during June, 2005 as he was responsible for the phase I program in 2004.

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

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders

Within the current fiscal year, no matters have been submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

We are making application to have our common shares quoted on the OTC Bulletin Board under CUSIP number 46184 W 10 0. A symbol has not yet been assigned by the NASD. There is currently no public trading market for our common stock.

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On November 01, 2004, the shareholders' list of our common shares showed 48 registered shareholders and 10,398,400 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there nil (0) additional beneficial shareholders beyond the 48 registered shareholders as of November 01, 2004.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

No stock options or have been issued and there are no outstanding stock options and Invision does not have any stock option plans under consideration.

Recent Sales of Unregistered Securities

In connection with the early development of Invision, we issued a total of 10,398,400 shares of our common stock. We issued 4,000,000 shares to our founder and president, Frank J. Rigney under Section 4(2) of the Act and we issued 6,000,000 shares to 13 individuals pursuant to Rule 903 of Regulation S of the Securities Act of 1933, as amended. In addition, we issued 397,740 shares also under Rule 903 of Regulation S to 34 individuals. None of the above are deemed to be accredited investors and each was in possession of all material information relating to Invision. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Changes in Securities

The Company had 10,398,400 shares of common stock issued and outstanding as of July 31, 2004. Of these shares, approximately 4,000,000 shares are held by an affiliate of the Company. A certain number of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Act.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limits, current public information requirements, manner of sale provisions or notice requirements.

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JULY 31, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the state of Nevada on January 24, 2003. Since our incorporation, we have been in the business of the exploration and development of mineral properties. Our optioned mining property consists of one mineral claim covering an area of approximately 40 acres. To the date of this report, we have spent approximately $18,787 on research and development and $7,420 on property acquisition costs.

Results of Operations

For the year ended July 31, 2004 and January 24, 2003 (Inception) through July 31, 2003:

REVENUE: Gross revenue for the year ended July 31, 2003 remained at $0 compared to the year ended July 31, 2003. To date, we have not generated any revenues from our mineral exploration business.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to July 31, 2004 was $69,661 as a result of proceeds received from sales of our common stock. No shares were issued in the most recent year.

EXPENSES: During the year ended July 31, 2004, Invision incurred operating expenses of $43,820 as compared to $21,640 for the period from inception to July 31, 2003 which covered a less than seven month operating period. In total, we have incurred $65,460 in operating costs since inception. The costs can be subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Invision incurred $18,787 in expenses for research and development either during the year ended July 31, 2004.

CONTRIBUTED EXPENSES: $1,400 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended July 31, 2004 while $700 was incurred in the period from inception on January 24, 2003 to July 31, 2003. For the period January 24, 2003 (inception) through July 31, 2004, a total of $2,100 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the year ended July 31, 2004 but $7,420 was expended during the previous year in obtaining the option on our mineral property. For the period January 24, 2003 (inception) through July 31, 2004, $7,420 was recorded in acquiring our optioned claim.

PROFESSIONAL FEES: Invision incurred $13,899 in professional fees for the fiscal year ended on July 31, 2004 as compared to $10,483 for the previous fiscal year. Increased costs were incurred in the past year as the result of the filing of an 10-SB registration statement and the attendant legal, accounting and filing expenses. From inception to July 31, 2004, we have incurred $24,382 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on July 31, 2004 and no compensation costs have been incurred since inception.

OFFICE EXPENSES: $9,381 in office costs were incurred in the past year which ended on July 31, 2004. By comparison, $1,959 was incurred for the period we operated in fiscal 2003. For the period January 24, 2003 (inception) through July 31, 2004 a total of $11,340 has been spent on office related expenses. Costs have risen as the Corporation is more active in the pursuit of its business than it was last year.

OTHER COSTS: $353 in other costs were incurred in fiscal year under review while $1,078 was incurred for the year ended July 31, 2003, the first months of the existence of Invision. For the period January 24, 2003 (inception) through July 31, 2004, Invision has spent a total of $1,431 on office expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended July 31, 2004, $42,420 in net cash was used as compared to $20,940 having been used in the period ended July 31, 2003. A total of $63,360 in net cash has been used for the period from Inception on January 24, 2003 to July 31, 2004. The increase is largely due to the increase in activity of the Corporation and the fact that the previous fiscal year was comprised of only seven months

INTEREST INCOME / EXPENSES: Invision has neither received nor paid interest since its inception on January 24, 2003.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 or from the date of inception.

During the quarter, Invision did not sell any shares of its common stock. As of the date of this report Invision has 10,398,400 common shares issued and outstanding.

Invision continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Invision does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Use of Proceeds

Net cash provided by financing activities from inception on January 24, 2003 to July 31, 2004 was $69,661 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Professional Fees	24,382
Mineral Interest Acquisition Costs	7,420
Mineral Exploration Costs	18,787
Office Expenses	11,340
Miscellaneous Expenses	1,431
Total Use of Proceeds to July 31, 2004	$63,360

Plan of Operation

We believe we can satisfy our operating cash requirements through the fiscal year end of July 31, 2004, through the use of proceeds from the sale of common shares in 2003 which generated a total of $69,661 net of offering costs.

For the balance of the current fiscal year we will concentrate our efforts on the review of the results of the phase I exploration program based on the report and recommendations of N. C. Carter and the shift of activities to prepare for proceeding with phase II in the summer of 2005 at an estimated cost of $80,000 including property acquisition costs, based on the recommendations of Mr. Carter's Report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. If phase II is not successful, we will terminate the option on the claim.

In order to proceed with phase II we will try to raise additional funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

Following industry trends and demands, we are also considering the acquisition of other resource properties. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on July 31, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended July 31, 2004 was $0. By comparison from inception on January 24, 2003 to July 31, 2003 we raised $69,661 as a result of proceeds received from sales of our common stock.

We issued 4,000,000 shares of common stock through a Section 4(2) offering in January, 2003 for cash consideration of $4,000. We issued 6,000,000 shares of common stock through a Rule 903 Regulation S offering in February, 2003 for cash consideration of $6,000. Finally, we issued 397,740 shares of common stock through a Rule 903 Regulation S offering in April, May and June, 2003 for cash consideration of $59,661.

As of July 31, 2004, our total assets which consist of cash amounted to $10,672 and our total liabilities were $4,300. Working capital stood at $6,372.

For the year ended July 31, 2004, our net loss was $43,820 ($0.0042 per share). The loss per share was based on a weighted average of 10,398,400 common shares outstanding. For the previous period from inception on January 24, 2003 to July 31, 2003 the comparative numbers were a net loss of $21,640 and a loss per share of $0.0030 based on a weighted average of 7,228,491 common shares outstanding.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2005. Management projects that we may require an additional $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$25,000
Phase II exploration program	$70,000
Additional property acquisition	$10,000
Phase II exploration program	$75,000
Working Capital	$20,000
Total	$200,000

As at July 31, 2004, we had a working capital surplus of $6,372. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended July 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial statements.

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Research and Development

Research costs are expensed as incurred. During the year, $18,787 (2003 - $0) was incurred on research and development in carrying out phase I of the planned three phase exploration program.

Foreign Currency and Exchange Rates

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Invision's property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At July 31, 2004, the exchange rate was approximately CA $1.25 to US $1.00.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended July 31, 2004. Inflation is moderately higher than it was during 2003 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have a moderate impact on our costs of operation. Phase I of the planned exploration program (CA $34,000) was expected to cost the Company $22,000 using an exchange rate of CA $1.55 being approximately equal to US $1.00 which was the approximate exchange rate during the period the Company entered into the option agreement and the preparation of the Report issued by Mr. Heard. As of July 31, 2004, the exchange rate had changed to CA $1.25 being approximately equal to US $1.00. The effect on Invision, if the rate remains at this level, is to increase the cost of phase II from $56,000 to $70,000 – a 25% increase. This situation will have a significant impact on later phase of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, P.C. for the audited consolidated financial statements for the year ended July 31, 2004 is included herein immediately preceding the audited financial statements.

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Index to Financial Statements

Page

Report of Independent Auditors	F-2

Balance Sheet at July 31, 2004	F-3

Statements of Operations for the year ended July 31, 2004, from January 24, 2003 (inception) through July 31, 2003 and from January 24, 2003 (inception) through July 31, 2004	F-4

Statement of Changes in Shareholders' Equity from January 24, 2003 (inception) through July 31, 2004	F-5

Statements of Cash Flows for the year ended July 31, 2004, from January 24, 2003 (inception) through July 31, 2003 and from January 24, 2003 (inception) through July 31, 2004	F-6

Notes to Financial Statements	F-7

Report of Independent Auditors

The Board of Directors and Shareholders
Invision Capital, Inc.:

We have audited the accompanying balance sheet of Invision Capital, Inc. as of July 31, 2004, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended July 31, 2004, from January 24, 2003 (inception) through July 31, 2003, and from January 24, 2003 (inception) through July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invision Capital, Inc. as of July 31, 2004, and the results of its operations and its cash flows for the year ended July 31, 2004, from January 24, 2003 (inception) through July 31, 2003, and from January 24, 2003 (inception) through July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck, P.C.
Denver, Colorado
October 27, 2004

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Balance Sheet
(Presented in U.S. Dollars)

July 31, 2004

Assets

Current assets:
Cash	$10,672

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$4,300

Total current liabilities	4,300

Shareholders' equity (Notes 2 and 4):
Common stock, $.001 par value; 200,000,000 shares authorized,
10,398,400 shares issued and outstanding	10,399
Additional paid-in capital	61,561
Accumulated deficit	(65,460)
Cumulative translation adjustment	(128)

Total shareholders' equity	6,372

$10,672

See accompanying notes to financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Statements of Operations
(Presented in U.S. Dollars)

		January 24,	January 24,
		2003	2003
	For The Year	(Inception)	(Inception)
	Ended	Through	Through
	July 31,	July 31,	July 31,
	2004	2003	2004

Expenses:
Contributed rent (Note 2)	$1,200	$600	$1,800
Contributed administrative support (Note 2)	200	100	300
Unproven mineral interest acquisition costs (Note 3)	-	7,420	7,420
Unproven mineral interest exploration costs (Note 3)	18,787	-	18,787
Professional fees	13,899	10,483	24,382
Office	9,381	1,959	11,340
Other	353	1,078	1,431
Total expenses	43,820	21,640	65,460

Loss from operations	(43,820)	(21,640)	(65,460)

Income tax provision (Note 5)	-	-	-

Net loss	$(43,820)	$(21,640)	$(65,460)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,398,400	7,228,491

See accompanying notes to financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders' Equity
(Presented in U.S. Dollars)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at January 24, 2003 (inception)	-	$-	$-	$-	$-	$-

January 2003, common stock sold to an officer
($.001/share) (Note 2)	4,000,000	4,000	-	-	-	4,000
March 2003, common stock sold in private stock
offering ($.001/share) (Note 4)	6,000,000	6,000	-	-	-	6,000
May and June 2003, common stock sold in
private stock offering ($.15/share) (Note 4)	397,740	398	59,263	-	-	59,661
Office space and administrative support
contributed by an officer (Note 2)	-	-	700	-	-	700
Capital contributions by an officer (Note 2)	-	-	99	-	-	99
Comprehensive loss:
Net loss, period ended July 31, 2003	-	-	-	(21,640)	-	(21,640)
Cumulative translation adjustment	-	-	-	-	(370)	(370)
Comprehensive loss	-	-	-	-	-	(22,010)

Balance at July 31, 2003	10,397,740	10,398	60,062	(21,640)	(370)	48,450

October 2003, common stock issued related to
June 2003 private stock offering (Note 4)	660	1	99	-	-	100
Office space and administrative support
contributed by an officer (Note 2)	-	-	1,400	-	-	1,400
Comprehensive loss:
Net loss, year ended July 31, 2004	-	-	-	(43,820)	-	(43,820)
Cumulative translation adjustment	-	-	-	-	242	242
Comprehensive loss	-	-	-	-	-	(43,578)

Balance at July 31, 2004	10,398,400	$10,399	$61,561	$(65,460)	$(128)	$6,372

See accompanying notes to financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Statement of Cash Flows
(Presented in U.S. Dollars)

		January 24,	January 24,
		2003	2003
	For The Year	(Inception)	(Inception)
	Ended	Through	Through
	July 31,	July 31,	July 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(43,820)	$(21,640)	$(65,460)
Adjustments to reconcile net loss to net cash
Office space and administrative support
contributed by a director (Note 2)	1,400	700	2,100
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	900	3,400	4,300
Net cash used in
operating activities	(41,520)	(17,540)	(59,060)

Cash flows from financing activities:
Capital contribution by an officer (Note 2)	-	99	99
Proceeds from the sale of common stock	100	69,661	69,761
Net cash provided by
financing activities	100	69,760	69,860

Effect of exchange rate changes on cash	242	(370)	(128)

Net change in cash	(41,178)	51,850	10,672

Cash, beginning of period	51,850	-	-

Cash, end of period	$10,672	$51,850	$10,672

Supplemental disclosure of cash flow information:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation
Invision Capital, Inc. (the "Company") was incorporated in the state of Nevada on January 24, 2003 to engage in the acquisition, exploration and development of natural resource properties. The Company is in the exploration stage in accordance with Industry Guide 7. On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada (see Note 3). The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration. Management's plan is to acquire interests in certain mining claims and explore for minerals.

The Company's future success is primarily dependent upon the existence of minerals on the property for which the Company owns an option to acquire claims. No minerals have yet been discovered on the property. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis. There is no assurance that the Company will discover minerals or, if minerals are discovered, that it will be able to raise sufficient capital to mine the discovery on a timely and cost-effective basis.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional Currency
The Company's functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States ("U.S.") dollars unless Canadian dollars are specifically designated with "CDN".

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at July 31, 2004.

Unproven Mineral Interest Costs
The Company's unproven mineral interest costs, including acquisition costs, have been paid in cash. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Offering Costs
The Company defers offering costs, such as legal, accounting and printing costs, until such time as the offering is completed. At that time, the Company offsets the offering costs against the proceeds from the offering. If an offering is unsuccessful, the costs are charged to operations.

Earnings (loss) per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At July 31, 2004, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock-based Compensation
The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock awards as of July 31, 2004.

Foreign Currency Translation
The accounts of the Company's foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders' equity.

Fiscal Year-end
The Company has adopted July 31, as its fiscal year-end.

(2) Related Party Transactions

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

An officer contributed administrative services to the Company from January 24, 2003 (inception) through July 31, 2004. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

In January 2003, the Company sold 4,000,000 shares of its restricted common stock to an officer for $4,000 ($.001/share).

(3) Option on Unproven Mineral Interests

On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make cash payments and exploration expenditures as follows:

Cash		Exploration
Payments		Expenditures			Due Date
CDN	$10,000.00	CDN	$-		Closing of Option Agreement
CDN	$-	CDN	$35,000.00	*	June 30, 2004
CDN	$-	CDN	$75,000.00		June 30, 2005
CDN	$-	CDN	$100,000.00		June 30, 2006
CDN	$50,000.00	CDN	$-		January 1, 2007

*
During June 2004, the optionor reduced the amount of exploration costs to be incurred through June 30, 2004 from CDN$35,000 to CDN$25,370. The Company paid CDN$25,370 (US$18,787) in accordance with the revised terms of the agreement.

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2008, until termination of the Agreement.

C.	Issue 250,000 shares of its common stock to the optionor upon commencement of commercial production.

In addition to the above terms, the optionor will retain a four percent net smelter royalty in the mineral claims.

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(4) Shareholders' Equity

During March 2003, the Company offered for sale 6,000,000 shares at of its $.001 par value common stock at a price of $.001 per share. The Company closed the offering after selling all 6,000,000 shares for gross proceeds of $6,000.

During May and June 2003, the Company offered for sale 600,000 shares at of its $.001 par value common stock at a price of $.15 per share. The Company closed the offering after selling 398,400 shares for gross proceeds of $59,761. However, the settlement of 660 of the shares sold (and the related $100 in proceeds) was not closed until October 2003.

Each offering was made in reliance on an exemption from registration of a trade in the United States under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

(5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	July 31,
	2004	2003
U.S. statutor y federal rate	15.00%	15.00%
Contributed rent and services	-0.48%	-0.49%
Net operating loss for which no tax
benefit is currentl y available	-14.52%	-14.51%
	0.00%	0.00%

At July 31, 2004, deferred tax assets consisted of a net tax asset of $9,489, due to operating loss carryforwards of $63,260, which was fully allowed for, in the valuation allowance of $9,489. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended July 31, 2004 and from January 24, 2003 (inception) through July 31, 2003 totaled $6,348 and $3,141, respectively. The current tax benefit also totaled $6,348 and $3,141 for the year ended July 31, 2004 and from January 24, 2003 (inception) through July 31, 2003, respectively. The net operating loss carryforward expires through the year 2024.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

There have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since inception of Invision on January 24, 2003.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Frank J. Rigney	President, Secretary, Treasurer and Director	67	January 24, 2003
David M. Duval	Director	58	January 28, 2004

Business Experience

The persons named above have held the office/position since the inception of our company and are expected to hold the office/position until the next annual meeting of our stockholders. Mr. Rigney will be spending approximately 15% of his time on the affairs of Invision and Mr. Duval will spend approximately 2% of his time on the affairs of Invision. These ratios and hours are expected to continue at that same level into the foreseeable future. Mr. Duval is an independent consultant to the mining industry, has been employed as a mine planner, production supervisor, technical service representative and was responsible for the development of a 500 ton-per-day copper mine in Quebec. He has degree from the Haileybury School of Mines as an Engineering Technologist.

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Frank J. Rigney is President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and a director of Invision. Mr. Rigney is a self-employed management consultant who provides management and financial services to public and private companies in the mining, petroleum, biotech, tourism and gaming industries with a Bachelor of Arts Degree and a degree in Business Administration. He spent over thirty years as a financial consultant and broker-dealer and has been a director and the president of two broker dealer firms and the compliance officer of those two firms. Prior to his retirement in 1999, Mr. Rigney had been a broker dealer with Canaccord Capital Corporation, a broker-dealer firm which has both retail and corporate finance operations, in Vancouver, B.C. for ten years; since then he has acted as a consultant to a number of publicly traded companies.

David K. Duval is a director of Invision. He is a self employed mining consultant, journalist and author who provides technical and management consulting services to public and private exploration companies. He is a graduate of the Haileybury School of Mines as an Engineering Technologist and has practiced his profession for over 40 years. He has provided consulting services to the United Nations, the Royal Government of Thailand and numerous mining entities. He was also the western editor of the Northern Miner for ten years, the largest weekly mining publication in the world, has authored a book entitled "New Frontiers in Diamonds", and currently edits a newsletter which is the second largest gold newsletter on the Internet.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 9A. Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended July 31, 2004 and 2003. An affiliate of Invision provides office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Invision during the year ended July 31, 2004 at a deemed amount of $200. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder's equity. No other executive officer of our company received annual salary and/or bonus.

During the year ended July 31, 2004, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended July 31, 2004 and there were no stock options or stock appreciation rights outstanding on July 31, 2004.

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no management agreements with the our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

There are no plans or arrangements in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of November 01, 2004, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Frank J. Rigney	4,000,000	38.47
David M. Duval	0	0
Directors and Officers (as a group)	4,000,000	38.47

(1)
Based on 10,398,400 shares outstanding as of November 01, 2004 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as noted.

In January, 2003 we issued a total of 4,000,000 shares of restricted common stock to Frank J. Rigney, a senior officer and director of our company. The fair market value of the shares, $5,000, was paid in cash.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended July 31, 2004: NONE

The following are exhibits to this Annual Report

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of July 31, 2004, the end of the year to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including the our company's President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

We do not have an audit committee; however, the board committee that performed the equivalent functions of an audit committee is comprised of the Chief Executive Officer, Frank J. Rigney and an independent director, David M. Duval. The committee has reviewed and discussed the audited financial statements with management and with the Board of Directors. The committee has discussed with the independent auditors all matters required to be discussed. The committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants' independence.

Item 15. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended July 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $4,235 and for the period from inception on January 24, 2003 to July 31, 2003 the amount was approximately $1,504.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended July 31, 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $2,500 and for the period from inception on January 24, 2003 to July 31, 2003 the amount was approximately $1,200.

Tax Fees: The aggregate fees billed for the fiscal year ended July 31, 2004 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on January 24, 2003 to July 31, 2003 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended July 31, 2004 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on January 24, 2003 to July 31, 2003 the amount was approximately $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISION CAPITAL, INC.
(Registrant)

By:	/s/ Frank J. Rigney

Frank J. Rigney, President Treasurer and Director (Principal Executive
Officer, Chief Executive Officer, (Principal Financial
Officer, Chief Financial Officer

Date: November 04, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank J. Rigney

Frank J. Rigney, President Treasurer and Director (Principal Executive
Officer, Chief Executive Officer, (Principal Financial
Officer, Chief Financial Officer

Date: November 04, 2004