Form 10QSB
period 2004-10-31
INVISION CAPITAL INC
filed 2005-01-07
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-QSB

_________________________

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  OCTOBER 31, 2004

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
Yes ☒      No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,398,400 common shares, $0.001 par value, issued and outstanding as of
December 31, 2004

Transitional Small Business Format. Yes ☐      No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)
October 31, 2004

Assets
Current assets:
Cash	$9,046

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,347
Total current liabilities	5,347

Shareholders’ equity:
Common stock	10,399
Additional paid-in capital	61,861
Accumulated deficit	(68,433)
Cumulative translation adjustment	(128)
Total shareholders’ equity	3,699
$9,046

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

			January 24,
			2003
			(Inception)
	Three Months Ended		Through
	October 31,		October 31,
	2004	2003	2004
Expenses:
Contributed rent (Note 2)	$300	$300	$2,100
Contributed administrative support (Note 2)	—	100	300
Unproven mineral interest acquisition costs	—	—	7,420
Unproven mineral interest acquisition costs	—	—	18,787
Professional fees	1,520	6,975	25,902
Office	1,118	1,667	12,458
Other	35	54	1,466
Total expenses	2,973	9,096	68,433

Loss from operations	(2,973)	(9,096)	(68,433)

Income tax provision (Note 4)	—	—	—

Net loss	$(2,973)	$(9,096)	$(68,433)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	10,398,400	10,397,740

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			January 24,
			2003
			(Inception)
	Three Months Ended		Through
	October 31,		October 31,
	2004	2003	2004

Net cash used in
operating activities	$(1,626)	$(8,494)	$(60,686)

Cash flows from financing activities:
Capital contribution by an officer	—	—	99
Proceeds from the sale of common stock (Note 2)	—	—	69,761
Net cash provided by
financing activities	—	—	69,860

Effect of exchange rate changes on cash	—	364	(128)

Net change in cash	(1,626)	(8,130)	9,046

Cash, beginning of period	10,672	51,850	—

Cash, end of period	$9,046	$43,720	$9,046

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended July 31, 2004 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada (see Note 3).

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

Officers have contributed administrative services to the Company since inception. The time and effort has been recorded in the accompanying financial statements based on the prevailing rates for such services, which equals $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

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

NOTE 3: OPTION ON UNPROVEN MINERAL INTERESTS

On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make cash payments and exploration expenditures as follows:

Cash		Exploration
Payments		Expenditures			Due Date
CDN $	10,000.00	CDN $	-		Closing of Option Agreement
CDN $	-	CDN $	35,000.00	*	June 30, 2004
CDN $	-	CDN $	75,000.00		June 30, 2005
CDN $	-	CDN $	100,000.00		June 30, 2006
CDN $	50,000.00	CDN $	-		January 1, 2007

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

Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure, characteristic chemical composition, crystal form & physical properties.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Foreign Currency and Exchange Rates

Dollar costs of Invision’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.25 or CA $1.00 being approximately equal to US $0.80 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING OCTOBER 31, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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
  Invision must incur exploration expenditures on the property of a minimum of $18,700 on or before June 30, 2004; (completed and paid);
  Invision must incur exploration expenditures on the property of a minimum of $60,000 on or before June 30, 2005;

  Invision must incur exploration expenditures on the property of a minimum of $80,000 on or before June 30, 2006;
  Invision must pay to the vendors $40,000 on or before January 01, 2007 as a prepayment of the net smelter royalty;
  Upon exercise of the option, Invision is required to pay to the vendors, commencing January 1, 2008, the sum of $40,000 per annum as an advance against the net smelter royalty for as long as Invision, or its assigns, holds any interest in the property; and
  Upon the commencement of commercial production from the property, Invision or its successor under this agreement agrees to pay to the Vendors, two hundred fifty thousand (250,000) shares in the capital of Invision or any successor corporation.

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

The name, tenure number, date of recording and expiration date of the claim is as follows:

Claim Name	Claim No.	Recorded Holder	Expiry Date	Area Hectares	Area Acres
Muriel Lake	TB 1187566	N.C. Carter & R.T. Heard	July 4 2006	16	40
		TOTAL (Hectares / Acres)		16	40

To date we have spent $18,787 on research and development activities and $7,420 on property acquisition costs. As part of the acquisition cost Mr. Nicholas C. Carter, Ph.D., P.Eng., provided a Prospecting Report on the Muriel Lake Property dated May 23, 2003. In early June, 2004 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work in late June, 2004 with samples being sent to a laboratory for geochemical analysis. On July 20, 2004, Nicholas G. Carter, Ph.D., P.Eng., presented his report on the phase I exploration program recommending additional claims be staked to the east, west and north of the existing claim block and updated all the work done on the claim to date.

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

Results of Operations

Invision was incorporated on January 24, 2003. Comparative periods for the three month periods ended October 31, 2003 and October 31, 2004 are presented in the following discussion.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to October 31, 2004 was $69,860 as a result of proceeds received from sales of our common stock. No shares were issued in the most recent quarter.

REVENUE: Invision did not generate any revenues from operations for the quarter ended October 31, 2004 nor for the period January 24, 2003 (inception) through October 31, 2004.

EXPENSES: During the quarter ended October 31, 2004, Invision incurred operating expenses of $2,973 for the quarter (as compared to $9,096 in the same period last year) and $68,433 since inception. The lower expenses in the most recent quarter relate mainly to the quiet period following receipt of the engineering report on the Corporation’s optioned claim and the less expensive review period as well as the effort to secure funds for the next phase of the exploration program. As a result, operating costs have decreased significantly and will likely remain low, consisting mainly of administrative costs, until the last quarter of the fiscal year. The costs can be further subdivided into the following categories:

RESEARCH AND DEVELOPMENT: Invision has not incurred any expenses for research and development during the quarters ended October 31, 2004 or October 31, 2003 and none have been incurred since inception on January 24, 2003.

CONTRIBUTED EXPENSES: $300 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter (as compared to $400 for the same period last year). For the period January 24, 2003 (inception) through October 31, 2004, $2,400 has been recorded for contributed expenses. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

UNPROVEN MINERAL ACQUISITION COSTS: During the quarter ended October 31, 2004 $18,787 was incurred in the completion of phase I of the planned three-phase exploration program and, for the same period last year $7,420 was incurred in acquiring our optioned claim. For the period January 24, 2003 (inception) through October 31, 2004, a total of $26,207 has been recorded for unproven mineral acquisition and exploration costs.

PROFESSIONAL FEES: Invision incurred $1,520 in professional fees for the quarter as compared to $6,975 for the same period last year. Since inception, we have incurred $25,902 in professional fees which have been mainly incurred for legal and accounting matters.

COMPENSATION: No compensation costs were incurred during the quarter ended October 31, 2004 nor during the quarter ended October 31, 2003 and none have been incurred since inception on January 24, 2003.

OFFICE EXPENSES: $1,118 was expended on general office expenses for the current quarter as compared to $1,667 during the corresponding quarter in the preceding year. For the period January 24, 2003 (inception) through October 31, 2004 a total of $12,458 has been spent on office and related expenses.

OTHER COSTS: $35 in other costs were incurred in the quarter as compared to $54 last year over the same period. For the period January 24, 2003 (inception) through October 31, 2004, Invision has spent a total of $1,466 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three months ended October 31, 2004, $1,626 in net cash has been used as compared to $8,494 for the three months ended October 31, 2003. We have used in operating activities a total net cash of $60,686 from inception on January 24, 2003 to October 31, 2004.

INTEREST INCOME / EXPENSES: Invision has neither received nor paid interest since its inception on January 24, 2003.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2003 - 2004 or from the date of inception.

EXPLORATION PROGRAM: Near the end of July, 2004, the Progress Report on the Muriel Lake Property as authored by N.C. Carter, Ph.D., P.Eng., was concluded and received by the Board of Directors. In the report, Mr. Carter concluded that:

It is worthy of note that sulphide mineralization on the mining claim occurs along contacts between mafic metavolcanic rocks and felsic units. Based on the observed distribution of felsic and mafic metavolcanic rocks, a prospective and underexplored horizon is present in the central part of the claim area and may extend for a considerable distance both east and west of the current claim. Evidence for this are three known areas of sulphide mineralization east and west of the claim plus a similar, parallel belt of similar geology featuring two sulphide zones several hundred metres north of the current claim area.

The Muriel Lake mining claim and surrounding area is considered to be prospective for volcanogenic massive sulphide mineralization. Additional detailed geological mapping is required to gain a better understanding of the structural settings of the sulphide mineralization and surface geophysical surveys are also warranted. In this regard, an examination of previous survey grids suggests that it could be rehabilitated for future surveys but the current crossline spacing is too broad for detailed work and additional lines would have to be established at 100 metres intervals.

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

Therefore, the Board of Directors is of the opinion that additional claims should be staked – indeterminate as to whether they would be owned by Messrs Heard and Carter and optioned to Invision or whether they should be acquired by Invision on its own behalf – and that phase II of the exploration program should be carried out in 2006. Since it will require significant expenditures to accomplish both tasks, the Board is currently seeking both advice and additional funding to carry out both tasks.

During the quarter, Invision did not sell any shares of its common stock. As of the date of this report Invision has 10,397,740 common shares issued and outstanding.

Invision continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The first phase of the exploration program on our optioned claim was completed during the fourth quarter of the last fiscal year and a report on the work accomplished was received in July, 2004. Invision does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

For the balance of the current fiscal year we will concentrate our efforts on the review of the results of the phase I exploration program based on the report and recommendations of N. C. Carter and the shift of activities to prepare for proceeding with phase II in the summer of 2005 at an estimated cost of $120,000 including property acquisition costs (staking of additional claims), based on the recommendations of Mr. Carter’s Report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. If phase II is not successful, we will terminate the option on the claim. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed to be completed.

Invision believes it can satisfy its administrative cash requirements through the fiscal year end of July 31, 2005, from the private placements of $69,860 received in early 2003. As of October 31, 2004, we had $3,699 in working capital. Therefore, it will be necessary to secure additional funding to complete phase II of the planned exploration program and to stake additional acreage.

Upon a decision, in joint discussions with Messrs Heard and Carter, as to the staking of additional claims and resolution of the issue as to what name or names the added claims would be registered in and how Invision will participate in the ownership and funding, we would then proceed to Phase II which will be directed towards a continuation of the exploration and prospecting program and will include an indeterminate amount of diamond drilling. A diamond drill is a drilling machine with a rotating, hollow, diamond studded bit that cuts a circular core which can be recovered in lengths to provide a continuous sample of the column of rock penetrated. The core is then split in half, crushed and analyzed for the various minerals it may contain. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses.

Geochemistry is the study of the relative and absolute occurrences of various elements and their atomic species in the earth’s crust. It can be defined very broadly to include all the parts of the study of geology that involve chemical changes or may be focussed on the distribution of the elements. We are interested in determining what the broad chemical makeup of the earth looks like and what changes have taken place over geologic time. The second phase may take up to four months to complete and will have an estimated cost of $60,000, based on the requirements of the option agreement and which is a reflection of local costs for the specified type of work.

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

Liquidity and Capital Resources

As of end of the first quarter on October 31, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to October 31, 2004 was $69,860 as a result of proceeds received from sales of our common stock.

We issued 4,000,000 shares of common stock through a Section 4(2) offering in January 2003 for cash consideration of $4,000.

We issued 6,000,000 shares of common stock through a Regulation S offering in March, 2003 for cash consideration of $6,000.

We issued 397,740 shares of common stock through a Regulation S offering in May and June, 2003 for cash consideration of $59,860.

As of October 31, 2004, our total assets which consist entirely of cash and prepaid expenses amounted to $9,046, and our total liabilities were $5,347. Working capital stood at $3,699.

For the quarter ended October 31, 2004, the net loss was $2,973 ($0.0003 per share) versus a loss of $9,096 ($0.0009 per share) in the same quarter last year. The loss per share was based on a weighted average of 10,398,400 common shares outstanding in the current quarter and 10,397,740 shares outstanding in the same quarter last year. For the period from inception on January 24, 2003 through October 31, 2004, the cumulative net loss was $68,433.

For the balance of the current fiscal year we will concentrate our efforts on the review of the results of the phase I exploration program based on the report and recommendations of N. C. Carter and the shift of activities to prepare for proceeding with phase II in the summer of 2005 at an estimated cost of $120,000 including property acquisition costs (staking of additional claims), based on the recommendations of Mr. Carter’s Report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. If phase II is not successful, we will terminate the option on the claim. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed to be completed.

If phase II is not successful we will terminate the Option on the claim and cease exploration. If phase II is successful we would then proceed to phase III in 2006 at an estimated cost of $80,000 also based on the recommendations of Mr. Carter’s report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to phase III only if we are also successful in being able to secure the capital funding required to complete that phase. Similarly, if phase III is not successful, we will terminate the Option on the claim.

If we decide to proceed to phase III we will try to raise additional funds from a public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the phase III and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended October 31, 2004. Inflation is moderately higher than it was during 2003 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Invision had 10,398,400 shares of common stock issued and outstanding as of October 31, 2004. Of these shares, 4,000,000 shares are held by an affiliate of Invision and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 24, 2003 to October 31, 2004 was $69,860 as a result of proceeds received from sales of our common stock. During the period January 24, 2003 to October 31, 2004, the following table indicates how the use of those proceeds have been spent to date:

Unproven Mineral Interest Acquisition Costs	$26,207
Professional Fees	25,902
Office Expenses	12,458
Other Costs	1,466
Total Use of Proceeds to October 31, 2004	$66,033

Common Stock

During the three-month period ended October 31, 2004 no shares of common stock were issued. As of October 31, 2004, there were 10,398,400 shares issued and outstanding and as of December 31, 2004 there were 10,398,400 shares outstanding.

Options

No options were granted during the three-month period ending October 31, 2004

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended October 31, 2004: NIL

Exhibits

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

Date: January 07, 2005

BY: /s/ “Frank J. Rigney

Frank J. Rigney
President, Chief Executive Officer, Principal Executive Officer,
Treasurer, Chief Financial Officer, Principal Financial Officer Director

BY: /s/ “David K. Duval”

David K. Duval
Director