Form 10QSB
period 2005-01-31
INVISION CAPITAL INC
filed 2005-03-29
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _____

Commission file number: 0-50459

INVISION CAPITAL, INC.
(Exact name of small business issuer in its charter)

Nevada	98-0396733
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

768 Westcot Place
West Vancouver, British Columbia	V7S 1N9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(604) 657-2443

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,398,400 common shares, $0.001 par value, issued and outstanding as of March 11, 2005.

Transitional Small Business Format. Yes ☐ No ☒

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)

January 31, 2005

Assets
Current assets:
Cash	$3,762

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,600
Total current liabilities	1,600

Shareholders’ equity:
Common stock	10,399
Additional paid-in capital	62,211
Accumulated deficit	(70,469)
Cumulative translation adjustment	21
Total shareholders’ equity	2,162
$3,762

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

					January 24,
					2003
					(Inception)
	Three Months Ended		Six Months Ended		Through
	January 31,		January 31,		January 31,
	2005	2004	2005	2004	2005
Expenses:
Contributed rent (Note 2)	$300	$300	$600	$600	$2,400
Contributed administrative support (Note 2)	50	50	50	150	350
Unproven mineral interest acquisition costs	—	—	—	—	7,420
Unproven mineral interest exploration costs	—	—	—	—	18,787
Professional fees	1,105	1,270	2,625	8,245	27,007
Office	252	398	1,370	2,065	12,710
Other	329	39	364	93	1,795
Total expenses	2,036	2,057	5,009	11,153	70,469
Loss from operations	(2,036)	(2,057)	(5,009)	(11,153)	(70,469)
Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(2,036)	$(2,057)	$(5,009)	$(11,153)	$(70,469)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,398,400	10,397,740	10,398,400	10,397,740

See accompanying notes to condensed financial statements

     INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			January 24,
			2003
			(Inception)
	Six Months Ended		Through
	January 31,		January 31,
	2005	2004	2005

Net cash used in
operating activities	$(6,910)	$(11,601)	$(65,970)

Cash flows from financing activities:
Capital contribution by an officer	—	—	99
Proceeds from the sale of common stock (Note 2)	—	—	69,761
Net cash provided by
financing activities	—	—	69,860

Effect of exchange rate changes on cash	—	364	(128)
Net change in cash	(6,910)	(11,237)	3,762
Cash, beginning of period	10,672	51,850	—

Cash, end of period	$3,762	$40,613	$3,762

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on page 7, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Invision is an exploration stage corporation. There is no assurance that commercially viable mineral deposits exist on the claims that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claims is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Diamond drill
A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING JANUARY 31, 2005 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

Invision Capital, Inc. was incorporated in the State of Nevada on January 24, 2003 and established a fiscal year end of July 31. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada and our business office is located at 768 Westcot Place, West Vancouver, British Columbia, Canada. Our telephone number is (604) 657-2443. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage corporation engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On July 07, 2003, Invision optioned a mineral property containing one (1) mining claim located in the Thunder Bay Mining Division of the province of Ontario, Canada called the Muriel Lake Property by entering into an Option To Purchase And Royalty Agreement dated July 07, 2003 with Richard T. Heard and Nicholas G. Carter, the beneficial owners of the claim, each arms-length British Columbia, Canada residents, to acquire the claim through the carrying out of a three phase exploration program, making annual option payments commencing no later than January 01, 2007 and paying the vendors a royalty from production.

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

The name, tenure number, date of recording and expiration date of the claim is as follows:

Claim Name	Claim No.	Recorded Holder	Expiry Date	Area Hectares	Area Acres
Muriel Lake	TB 1187566	N.C. Carter & R.T. Heard	July 4, 2006	16	40

		TOTAL (Hectares / Acres)		16	40

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

Under Ontario law, if the ownership of the claim were passed to us and the deed of ownership were recorded in our name, we would have to pay a minimum of $1,000 and file other documents since we are a foreign corporation in Canada. We would also need to form an Ontario corporation that contains a board of directors, a majority of which would have to be Ontario residents and obtain audited financial statements for that corporation. We have decided that if gold is discovered on the claim and it appears it might be economical to remove the gold, we will record the deed of ownership, pay the additional tax and file as a foreign corporation or establish a corporate subsidiary in Ontario. The decision to record or not record is solely within our province. It is our intention to incorporate a Canadian subsidiary corporation and record the deed of ownership in the name of our subsidiary only if gold is discovered on the claims and it appears that it would be economically viable to commercially mine the claims.

The claim is unencumbered and there are no competitive conditions which affect the claim. Further, there is no insurance covering the claim and we believe that no insurance is necessary since the claim is unimproved and contains no buildings or improvements.

To keep the claims in good standing, we must perform annual exploration work on the claims or pay $8.00 (CA $12.50) per hectare to prevent the claims from reverting to the Crown.

Invision is an exploration stage corporation. There is no assurance that a commercially viable mineral deposit exists on the claim that we have optioned. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Only one of the directors or officers has professional or technical accreditation in the exploration, development or operations of metal mines, that being Mr. David Duval. During the past year, Mr. Frank Rigney has spent approximately 15% of his time (approximately 9 hours per week) on the affairs of Invision. Those ratios and hours are expected to continue at that same level into the foreseeable future. Mr. Duval joined the Board of Directors on January 28, 2004. He is an independent consultant to the mining industry, has been employed as a technical advisor to the United Nations, mine planner, production supervisor, technical service representative and was responsible for the development of a 500 ton-per-day copper mine in Quebec. It is expected that he will spend approximately 2% (1 to 11½ hours per week) of his time on the affairs of Invision for the foreseeable future.

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

Offices

Our offices are located at 768 Westcot Place, West Vancouver, B.C. Canada. Currently, these facilities are provided to us by Frank J. Rigney, one of our directors and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services will be charged back to Invision at cost on a periodic basis.

Risks

At present we do not know whether or not the claim contains commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unforeseen conditions involved in mineral exploration often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

We had sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete all phases of our proposed program we will need to raise additional funding. Even with the first phase of our exploration program being deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease business operations.

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

Results of Operations

Invision was incorporated on January 24, 2003. Comparative periods for the six month periods ended January 31, 2005 and January 31, 2004 and inception to January 31, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to January 31, 2005 was $69,860 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended January 31, 2005.

REVENUES

REVENUE: Invision did not generate any revenues from operations for the quarter ended January 31, 2005 or January 31, 2004 nor for the period January 24, 2003 (inception) through January 31, 2005.

COMMON STOCK: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the quarter under review ended January 31, 2005 was $0 as compared to $0 from inception on January 24, 2003 to January 31, 2005 was $69,860 as a result of proceeds received from sales of our common stock. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date.

EXPENSES

SUMMARY: During the quarter ended January 31, 2005, Invision incurred operating expenses of $2,036 for the quarter (as compared to $2,057 in the same period last year) and $70,469 since inception. For the six month periods ended January 31, 2005 and January 31, 2004, the comparative values were $5,009 and $11,153 respectively. The lower expenses in the most recent quarter and six moth period relate mainly to the quiet period following receipt of the engineering report on the Corporation’s optioned claim and the less expensive review period as well as the effort to secure funds for the next phase of the exploration program. As a result, operating costs have decreased significantly and will likely remain low, consisting mainly of administrative costs, until the last quarter of the fiscal year. The costs can be further subdivided into the following categories:

RESEARCH AND DEVELOPMENT: Invision has not incurred any expenses for research and development during the quarters ended January 31, 2005 or January 31, 2004 and none have been incurred since inception on January 24, 2003.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter (as compared to $350 for the same period last year). For the six month periods ended January 31, 2005 and January 31, 2004, the comparative values were $650 and $750 respectively. For the period January 24, 2003 (inception) through January 31, 2005, $2,750 has been recorded for contributed expenses. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. Contributed expenses are relatively consistent from one period to another,

UNPROVEN MINERAL ACQUISITION COSTS: During the quarter ended January 31, 2005 $0 was expended on unproven mineral acquisition costs and, for the same period last year $0 was incurred in acquiring our claim(s). For the six month periods ended January 31, 2005 and January 31, 2004, the comparative values were also $0 and $0 respectively. For the period January 24, 2003 (inception) through January 31, 2005, a total of $7,420 has been recorded for unproven mineral acquisition and exploration costs.

UNPROVEN MINERAL EXPLORATION COSTS: During the quarter ended January 31, 2005 $0 was expended on unproven mineral acquisition costs and, for the same period last year $0 was incurred in acquiring our claim(s). For the six month periods ended January 31, 2005 and January 31, 2004, the comparative values were also $0 and $0 respectively. For the period January 24, 2003 (inception) through January 31, 2005, a total of $18,787 has been recorded for unproven mineral acquisition and exploration costs.

PROFESSIONAL FEES: Invision incurred $1,105 in professional fees for the quarter as compared to $1,270 for the same period last year. For the six month periods ended January 31, 2005 and January 31, 2004, the comparative values were $2,625 and $8,245 respectively. Since inception, we have incurred $27,007 in professional fees which have been mainly incurred for legal and accounting matters.

COMPENSATION: No compensation costs were incurred during the quarter ended January 31, 2005 nor during the quarter ended January 31, 2004 and none have been incurred since inception on January 24, 2003.

OFFICE EXPENSES: $252 was expended on general office expenses for the current quarter as compared to $398 during the corresponding quarter in the preceding year. For the six month periods ended January 31, 2005 and January 31, 2004, the comparative values were $1,370 and $2,065 respectively. For the period January 24, 2003 (inception) through January 31, 2005 a total of $12,710 has been spent on office and related expenses.

OTHER COSTS: $329 in other costs were incurred in the quarter as compared to $39 last year over the same period. For the six month periods ended January 31, 2005 and January 31, 2004, the comparative values were $364 and $93 respectively. For the period January 24, 2003 (inception) through January 31, 2005, Invision has spent a total of $1,795 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the six months ended January 31, 2005, $6,910 in net cash has been used as compared to $11,601 for the six months ended January 31, 2004. We have used in operating activities total net cash of $65,970 from inception on January 24, 2003 to January 31, 2005.

INTEREST INCOME / EXPENSES: Invision has neither received nor paid interest since its inception on January 24, 2003.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 - 2005 or from the date of inception.

EXPLORATION PROGRAM: Near the end of July, 2004, the Progress Report on the Muriel Lake Property as authored by N.C. Carter, Ph.D., P.Eng., was concluded and received by the Board of Directors. In the report, Mr. Carter concluded that in view of the known extension of favourable geology well beyond the boundaries of the current claim, plus the presence of several sulphide zones east, west and north of the claim, it would be in order to acquire more ground prior to the initiation of further work in the Muriel Lake area. The staking of an additional 40 to 50 mining claim units extending east, west and north of the current claim was recommended. Therefore, the Board of Directors is of the opinion that additional claims should be staked but it remains indeterminate as to whether they would be owned by Messrs Heard and Carter and optioned to Invision or whether they should be acquired by Invision on its own behalf. Since it will require significant expenditures to accomplish both tasks, the Board is currently seeking both advice and additional funding to carry out both tasks.

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

Invision believes it can satisfy its administrative cash requirements through the fiscal year end of July 31, 2005, from the private placements of $69,860 received in early 2003. As of January 31, 2005, we had $2,162 in working capital. Therefore, it will be necessary to secure additional funding to complete phase II of the planned exploration program and to stake additional acreage.

Upon a decision, in joint discussions with Messrs Heard and Carter, as to the staking of additional claims and resolution of the issue as to what name or names the added claims would be registered in and how Invision will participate in the ownership and funding, we would then proceed to Phase II which will be directed towards a continuation of the exploration and prospecting program which will include an indeterminate amount of diamond drilling. A diamond drill is a drilling machine with a rotating, hollow, diamond studded bit that cuts a circular core which can be recovered in lengths to provide a continuous sample of the column of rock penetrated. The core is then split in half, crushed and analyzed for the various minerals it may contain. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses.

Geochemistry is the study of the relative and absolute occurrences of various elements and their atomic species in the earth’s crust. It can be defined very broadly to include all the parts of the study of geology that involve chemical changes or may be focussed on the distribution of the elements. We are interested in determining what the broad chemical makeup of the earth looks like and what changes have taken place over geologic time. The second phase excluding the time and costs of addition land acquisition may take up to four months to complete and will have an estimated cost of $60,000, based on the requirements of the option agreement and which is a reflection of local costs for the specified type of work.

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

Liquidity and Capital Resources

As of end of the first quarter on January 31, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to January 31, 2005 was $69,860 as a result of proceeds received from sales of our common stock.

We issued 4,000,000 shares of common stock through a Section 4(2) offering in January 2003 for cash consideration of $4,000. We then issued 6,000,000 shares of common stock through a Regulation S offering in March, 2003 for cash consideration of $6,000. Finally, we issued 397,740 shares of common stock through a Regulation S offering in May and June, 2003 for cash consideration of $59,860.

As of January 31, 2005, our total assets which consist entirely of cash and prepaid expenses amounted to $3,762 versus $9,040 at January 31, 2004 and our total liabilities were $1,600 as compared to $1,600 at January 31, 2004. Working capital stood at $2,162 and was $7,440 on January 31, 2004.

For the quarter ended January 31, 2005, the net loss was $2,036 ($0.0002 per share) versus a loss of $2,057 ($0.0002 per share) in the same quarter last year. The loss per share was based on a weighted average of 10,398,400 common shares outstanding in the current quarter and 10,397,740 shares outstanding in the same quarter last year. For the period from inception on January 24, 2003 through January 31, 2005, the cumulative net loss was $70,469.

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

If it turns out that we have not raised enough money to complete our secondary exploration program, we will try to raise additional funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended January 31, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Corporation’s Chief Executive Officer and Chief Financial Officer have:
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

Item 2. Changes in Securities

Invision had 10,398,400 shares of common stock issued and outstanding as of January 31, 2005. Of these shares, 4,000,000 shares are held by an affiliate of Invision; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 24, 2003 to January 31, 2005 was $69,860 as a result of proceeds received from sales of our common stock. During the period

January 24, 2003 to January 31, 2005, the following table indicates how those proceeds have been spent to date:

Unproven Mineral Interest Acquisition Costs	$7,420
Unproven Mineral Interest Exploration Costs	18,787
Professional Fees	27,007
Office Expenses	12,710
Other Costs	1,795
Total Use of Proceeds to January 31, 2005	$67,719

Common Stock

During the six-month period ended January 31, 2005 no shares of common stock were issued. As of January 31, 2005, there were 10,398,400 shares issued and outstanding and as of March 11, 2005 there were 10,398,400 shares outstanding.

Options

No options were granted during the six-month period ending January 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended January 31, 2005: NIL

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

Date: March 29, 2005

BY: /s/ “Frank J. Rigney

Frank J. Rigney
President, Chief Executive Officer, Principal Executive Officer,
Treasurer, Chief Financial Officer, Principal Financial Officer
Member of the Board of Directors

BY: /s/ “David K. Duval”

David K. Duval
Member of the Board of Directors