Form 10QSB
period 2005-04-30
INVISION CAPITAL INC
filed 2005-05-31
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended APRIL 30, 2005

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
Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,398,400 common shares, $0.001 par value, issued and outstanding as of May 24, 2005.

Transitional Small Business Format. Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)
April 30, 2005

Assets
Current assets:
Cash	$2,340

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,600
Total current liabilities	1,600

Shareholders’ equity:
Common stock	10,399
Additional paid-in capital	62,561
Accumulated deficit	(72,251)
Cumulative translation adjustment	31
Total shareholders’ equity	740
$2,340

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

					January 24,
					2003
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	April 30,		April 30,		April 30,
	2005	2004	2005	2004	2005
Expenses:
Contributed rent (Note 2)	$300	$300	$900	$900	$2,700
Contributed administrative support (Note 2)	50	-	100	150	400
Unproven mineral interest acquisition costs	-	-	-	-	7,420
Unproven mineral interest exploration costs	-	-	-	-	18,787
Professional fees	800	1,304	3,425	9,549	27,807
Office	292	4,868	1,662	6,933	13,002
Other	340	220	704	313	2,135
Total expenses	1,782	6,692	6,791	17,845	72,251
Loss from operations	(1,782)	(6,692)	(6,791)	(17,845)	(72,251)
Income tax provision (Note 4)	-	-	-	-	-

Net loss	$(1,782)	$(6,692)	$(6,791)	$(17,845)	$(72,251)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,398,400	10,397,740	10,398,400	10,397,740

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			January 24,
			2003
			(Inception)
	Nine Months Ended		Through
	April 30,		April 30,
	2005	2004	2005

Net cash used in
operating activities	$(8,491)	$(18,845)	$(67,551)

Cash flows from financing activities:
Capital contribution by an officer	-	-	99
Proceeds from the sale of common stock	-	-	69,761
Net cash provided by
financing activities	-	-	69,860

Effect of exchange rate changes on cash	159	342	31
Net change in cash	(8,332)	(18,503)	2,340
Cash, beginning of period	10,672	51,850	-

Cash, end of period	$2,340	$33,347	$2,340

Supplemental disclosure of cash flow information:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING APRIL 30, 2005 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

To keep the claims in good standing, we must perform annual exploration work on the claims or pay $8.00 (CA $12.50) per hectare ( a total cost of $128.00) to prevent the claims from reverting to the Crown.

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

6

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

Results of Operations

Invision was incorporated on January 24, 2003. Comparative periods for the nine month periods ended April 30, 2005 and April 30, 2004 and inception to April 30, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to April 30, 2005 was $69,860 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended April 30, 2005.

REVENUES

REVENUE: Invision did not generate any revenues from operations for the quarter ended April 30, 2005 or April 30, 2004 nor for the period January 24, 2003 (inception) through April 30, 2005.

COMMON STOCK: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the quarter under review ended April 30, 2005 was $0 as compared to $0 from inception on January 24, 2003 to April 30, 2005 was $69,860 as a result of proceeds received from sales of our common stock. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date.

EXPENSES

SUMMARY: During the quarter ended April 30, 2005, Invision incurred operating expenses of $1,782 for the quarter (as compared to $6,692 in the same period last year) and $72,251 since inception. For the nine month periods ended April 30, 2005 and April 30, 2004, the comparative values were $6,971 and $17,845 respectively. The lower expenses in the most recent quarter and nine moth period relate mainly to the quiet period following receipt of the engineering report on the Corporation’s optioned claim and the less expensive review period as well as the effort to secure funds for the next phase of the exploration program. As a result, operating costs have decreased significantly and will likely remain low, consisting mainly of administrative costs, until the last quarter of the fiscal year. The costs can be further subdivided into the following categories:

RESEARCH AND DEVELOPMENT: Invision has not incurred any expenses for research and development during the quarters ended April 30, 2005 or April 30, 2004 and $18,787 have been incurred since inception on January 24, 2003 for costs incurred in the exploration of our optioned claim.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter (as compared to $300 for the same period last year). For the nine month periods ended April 30, 2005 and April 30, 2004, the comparative values were $1,000 and $1,050 respectively. For the period January 24, 2003 (inception) through April 30, 2005, $3,100 has been recorded for contributed expenses. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. Contributed expenses are relatively consistent from one period to another.

UNPROVEN MINERAL ACQUISITION COSTS: During the quarter ended April 30, 2005 $0 was expended on unproven mineral acquisition costs and, for the same period last year $0 was incurred in acquiring our claim(s). For the nine month periods ended April 30, 2005 and April 30, 2004, the comparative values were also $0 and $0 respectively. For the period January 24, 2003 (inception) through April 30, 2005, a total of $7,420 has been recorded for unproven mineral acquisition and exploration costs.

UNPROVEN MINERAL EXPLORATION COSTS: During the quarter ended April 30, 2005 $0 was expended on unproven mineral acquisition costs and, for the same period last year $0 was incurred in acquiring our claim(s). For the nine month periods ended April 30, 2005 and April 30, 2004, the comparative values were also $0 and $0 respectively. For the period January 24, 2003 (inception) through April 30, 2005, a total of $18,787 has been recorded for unproven mineral acquisition and exploration costs.

PROFESSIONAL FEES: Invision incurred $800 in professional fees for the quarter as compared to $1,304 for the same period last year. For the nine month periods ended April 30, 2005 and April 30, 2004, the comparative values were $3,425 and $9,549 respectively. Since inception, we have incurred $27,807 in professional fees which have been mainly incurred for legal and accounting matters.

COMPENSATION: No compensation costs were incurred during the quarter ended April 30, 2005 nor during the quarter ended April 30, 2004 and none have been incurred since inception on January 24, 2003.

OFFICE EXPENSES: $292 was expended on general office expenses for the current quarter as compared to $4,868 during the corresponding quarter in the preceding year. For the nine month periods ended April 30, 2005 and April 30, 2004, the comparative values were $1,662 and $6,933 respectively. For the period January 24, 2003 (inception) through April 30, 2005 a total of $13,002 has been spent on office and related expenses.

OTHER COSTS: $340 in other costs were incurred in the quarter as compared to $220 last year over the same period. For the nine month periods ended April 30, 2005 and April 30, 2004, the comparative values were $704 and $313 respectively. For the period January 24, 2003 (inception) through April 30, 2005, Invision has spent a total of $2,135 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine months ended April 30, 2005, $8,491 in net cash has been used as compared to $18,845 for the nine months ended April 30, 2004. We have used in operating activities total net cash of $67,551 from inception on January 24, 2003 to April 30, 2005.

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

Invision believes it can satisfy its administrative cash requirements through the fiscal year end of July 31, 2005, from the private placements of $69,860 received in early 2003. As of April 30, 2005, we had $740 in working capital. Therefore, it will be necessary to secure additional funding to complete phase II of the planned exploration program and to stake additional acreage.

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

If we decide to proceed to phase III we will try to raise additional funds from a public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the phase III and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations. We are also seeking approval from the NASD to allow our stock to be quoted on the NASD OTC-BB and reviewing options for further financing of our business operations.

On November 03, 2003 Invision filed a Form 10-SB registration statement with the Securities and Exchange Commission. As a result, Invision became a reporting issuer under the Securities Exchange Act of 1934 on January 02, 2004 and is now subject to the reporting requirements of the Exchange Act.

Liquidity and Capital Resources

As of end of the first quarter on April 30, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to April 30, 2005 was $69,860 as a result of proceeds received from sales of our common stock.

We issued 4,000,000 shares of common stock through a Section 4(2) offering in January 2003 for cash consideration of $4,000. We then issued 6,000,000 shares of common stock through a Rule 903 of Regulation S offering in March, 2003 for cash consideration of $6,000. Finally, we issued 397,740 shares of common stock through a Rule 903 of Regulation S offering in May and June, 2003 for cash consideration of $59,860.

As of April 30, 2005, our total assets which consist entirely of cash and prepaid expenses amounted to $2,340 versus $33,347 at April 30, 2004 and our total liabilities were $1,600 as compared to $1,350 at April 30, 2004. Working capital stood at $740 and was $31,747 on April 30, 2004.

For the quarter ended April 30, 2005, the net loss was $1,782 ($0.0002 per share) versus a loss of $2,057 ($0.0002 per share) in the same quarter last year. The loss per share was based on a weighted average of 10,398,400 common shares outstanding in the current quarter and 10,397,740 shares outstanding in the same quarter last year. For the period from inception on January 24, 2003 through April 30, 2005, the cumulative net loss was $72,250.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended April 30, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Invision had 10,398,400 shares of common stock issued and outstanding as of April 30, 2005. Of these shares, 4,000,000 shares are held by an affiliate of Invision; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 24, 2003 to April 30, 2005 was $69,860 as a result of proceeds received from sales of our common stock. During the period January 24, 2003 to April 30, 2005, the following table indicates how those proceeds have been spent to date:

Unproven Mineral Interest Acquisition Costs	$ 7,420
Unproven Mineral Interest Exploration Costs	18,787
Professional Fees	27,807
Office Expenses	13,002
Other Costs	2,135
Total Use of Proceeds to April 30, 2005	$ 69,151

Common Stock

During the nine-month period ended April 30, 2005 no shares of common stock were issued. As of April 30, 2005, there were 10,398,400 shares issued and outstanding and as of May 24, 2005 there were 10,398,400 shares outstanding.

Options

No options were granted during the nine-month period ending April 30, 2005.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended April 30, 2005: NIL

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

Date: May 27, 2005

BY: /s/ “Frank J. Rigney

Frank J. Rigney
President, Chief Executive Officer, Principal Executive Officer,
Treasurer, Chief Financial Officer, Principal Financial Officer
Member of the Board of Directors

BY: /s/ “David K. Duval”

David K. Duval
Member of the Board of Directors