Form 10KSB
period 2005-07-31
INVISION CAPITAL INC
filed 2005-10-27
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JULY 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________to __________________

☒ SHELL CORPORATION

Commission file number: 0-50459

INVISION CAPITAL, INC.
(Exact name of small business issuer in its charter)

Nevada	98-0396733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

768 Westcot Place
West Vancouver, British Columbia	V7S 1N9
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.☐

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☒ No☐

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates c omputed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 6,398,400 common shares at $0.15 (1) = $959,760. (1) price at which the common equity was last offered for sale.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,398,400 common shares issued and outstanding as of October 24, 2005

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

Foreign Currency and Exchange Rates

Dollar costs of Invision’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.20 or CA $1.00 being approximately equal to US $0.83 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

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

We are currently working on the available financial options open to fund our operations for the current fiscal year and to allow for the completion of the second phase of the exploration program on our optioned claims scheduled for the summer of 2006.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

We were incorporated in the State of Nevada on January 24, 2003 and established a fiscal year end of July 31. We are a start-up, exploration stage company engaged in the search for gold and related minerals; we have not yet generated or realized any revenues from our business operations. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 768 Westcot Place, West Vancouver, British Columbia, Canada V7S 1N9. Our telephone number is (604) 657-2443.

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

On July 07, 2003 as amended on June 30, 2005, Invision optioned a mineral property containing one mining claim located in the Thunder Bay Mining Division of the province of Ontario, Canada called the Muriel Lake Property by entering into an Option To Purchase And Royalty Agreement with Richard T. Heard and Nicholas G. Carter, the beneficial owners of the claim, both arms-length British Columbia, Canada residents, to acquire the claim through the carrying out of a three phase exploration program, making annual option payments commencing no later than January 01, 2008 and paying the vendors a royalty from production.

Under the terms of the option agreement, Messrs. Heard and Carter granted to Invision the sole and exclusive right and option to acquire 100 percent of the right, title and interest of Heard and Carter in the Muriel Lake property, subject to the vendors receiving annual payments, a royalty interest and common shares of Invision, in accordance with the terms of the option agreement, as follows:

•	Invision must pay Messrs. Heard and Carter $7,420 ($10,000 in Canadian funds) on the effective date of the agreement (paid);

•	Invision must incur exploration expenditures on the property of a minimum of $18,700 on or before June 30, 2004 (paid and completed);

•	Invision must incur exploration expenditures on the property of a minimum of $56,000 on or before June 30, 2006;

•	Invision must incur exploration expenditures on the property of a minimum of $75,000 on or before June 30, 2007;

•	Invision must pay to the vendors $37,500 on or before January 01, 2008 as a prepayment of the net smelter royalty;

•
Upon exercise of the option, Invision is required to pay to the vendors, commencing January 1, 2009, the sum of $37,500 per annum as an advance against the net smelter royalty for as long as Invision, or its assigns, holds any interest in the property; and

•
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

To date we have spent $18,787 on research and development activities and $7,420 on property acquisition costs. In June, 2004 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work in late June, 2004 with samples being sent to a laboratory for geochemical analysis. On July 20, 2004, Nicholas G. Carter, Ph.D., P.Eng., presented his report on the phase I exploration program and updated all the work done on the claim to date. Among other recommendations, Mr. Carter stated that it would be advisable to acquire an additional 40 to 50 claim units extending east, west and north of the current claims in order to be able to follow the vein structure which currently departs the existing claim block.

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

Our Proposed Exploration Program – Plan of Operation

In his July 20, 2004 Muriel Lake Update Report on the phase I exploration program, Mr. Carter states, concludes and recommends:

It is worthy of note that sulphide mineralization on Invision’s optioned claim occurs along contacts between mafic metavolcanic rocks and felsic units. Based on the observed distribution of felsic and mafic metavolcanic rocks, a prospective and underexplored horizon is present in the central part of the claim area and may extend for a considerable distance both east and west of the current claim. Evidence for this are three known areas of sulphide mineralization east and west of the claim plus a similar, parallel belt of similar geology featuring two sulphide zones several hundred metres north of the current claim area.

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

For the coming fiscal year we will concentrate our efforts on the securing the funding required to complete the planned phase II exploration program on our optioned claim which is scheduled for the late spring or summer of 2006. In addition, one of Mr. Carter’s recommendations following Phase I indicated that we should stake additional claims adjacent to the existing property which will have a cost associated of approximately $10,000. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed to be completed.

Invision cannot satisfy its operating cash requirements through the fiscal year end of July 31, 2006 without raising additional capital. As of July 31, 2005, we had a negative working capital of $3,757. Therefore, it will be necessary to secure additional funding to complete phase II of the planned exploration program and to stake additional acreage.

It is our intention to work with Messrs Heard and Carter as to staking the additional claims recommended. Upon a decision, in joint discussions with Heard and Carter, as to the staking of additional claims and resolution of the issue as to in what name or names the added claims would be registered and how Invision will participate in the ownership and funding, we would then proceed to Phase II which will be directed towards a continuation of the exploration and prospecting program and which will include an indeterminate amount of diamond drilling. A diamond drill is a drilling machine with a rotating, hollow, diamond studded bit that cuts a circular core which can be recovered in lengths to provide a continuous sample of the column of rock penetrated. The core is then split in half, crushed and analyzed for the various minerals it may contain. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses. We anticipate that phase II of the recommended geological exploration program will cost $70,000 based on the report which is a reflection of local costs for the specified type of work and a further $10,000 for the staking of the additional claims. Phase II will be directed towards adding to our property holdings and a continuation of the exploration and prospecting program and will include an indeterminate amount of diamond drilling.

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

If phase II is not successful we will terminate the option on the claim and cease exploration. If phase II is successful we would then proceed to phase III in 2007 at an estimated cost of $80,000 also based on the recommendations of Mr. Carter’s report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to phase III only if we are also successful in being able to secure the capital funding required to complete that phase. Similarly, if phase III is not successful, we will terminate the option on the claim.

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

On October 19, 2005 we were successful in obtaining approval from the NASD to allow our stock to be quoted on the NASD OTC-BB under the symbol “IVCL”. This will allow us to approach broker-dealers for assistance in the financing of on-going operations and other corporate financial needs as well as reviewing the various options that may be available for further financing of our business operations.

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

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them other than the fact that we plan to retain Mr. Carter to supervise and carry out the Phase II work program during June, 2006 as he was responsible for the phase I program in 2004.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

We have been successful in our application to have our common shares quoted on the OTC Bulletin Board under the symbol “IVCL” effective on October 19, 2005. As of the date of this report, no shares of our common stock have been traded.

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On October 24, 2005, the shareholders' list of our common shares showed 48 registered shareholders and 10,398,400 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there nil (0) additional beneficial shareholders beyond the 48 registered shareholders as of October 24, 2005.

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

Recent Sales of Unregistered Securities

In connection with the early development of Invision, we issued a total of 10,398,400 shares of our common stock. We issued 4,000,000 shares to our founder and president, Frank J. Rigney under Section 4(2) of the Act and we issued 6,000,000 shares to 13 individuals pursuant to Rule 903 of Regulation S of the Securities Act of 1933, as amended. In addition, we issued 398,400 shares also under Rule 903 of Regulation S to 34 individuals. None of the above are deemed to be accredited investors and each was in possession of all material information relating to Invision. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Changes in Securities

The Company had 10,398,400 shares of common stock issued and outstanding as of July 31, 2005 and as of October 24, 2005. Of these shares, approximately 4,000,000 shares are held by an affiliate of the Company. A certain number of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Act.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JULY 31, 2005 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the state of Nevada on January 24, 2003. Since our incorporation, we have been in the business of the exploration and development of mineral properties. Our optioned mining property consists of one mineral claim covering an area of approximately 40 acres. To the date of this report, we have spent approximately $18,787 on research and development of our optioned mineral claim and $7,420 on property acquisition costs.

Results of Operations

For the fiscal years ended July 31, 2005, July 31, 2004 and January 24, 2003 (inception) through July 31, 2005:

REVENUE: Gross revenue for the year ended July 31, 2005 remained at $0 compared to the year ended July 31, 2004. To date, we have not generated any revenues from our mineral exploration business.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to July 31, 2005 was $69,661 as a result of proceeds received from sales of our common stock. No shares were issued in the most recent year.

EXPENSES: During the year ended July 31, 2005, Invision incurred operating expenses of $11,821 as compared to $43,820 for the year ended July 31, 2004 and $77,281 for the period from inception to July 31, 2005. Costs for the previous fiscal year were higher as the result of our filing a Form 10-SB registration statement with the SEC during the early part of the year and completing the exploration work of phase I on our optioned mineral claims at the end of the year. By contrast, this past year has been spent reviewing the results of the work, deciding to move ahead to phase II and seeking approval for quotation on the OTC-BB creating much reduced expense burdens. The costs can be subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Invision incurred $18,787 in expenses for research and development during the year ended July 31, 2004 but incurred no such costs in the most recently completed year. Total costs for research and development from inception to July 31, 2005 are $18,787.

CONTRIBUTED EXPENSES: $1,350 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended July 31, 2005 while $1,400 was incurred during the previous fiscal year. During the period from inception on January 24, 2003 to July 31, 2005 a total of $3,450 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the year ended July 31, 2005 and none were incurred during the previous fiscal year. For the period January 24, 2003 (inception) through July 31, 2005, $7,420 was recorded in acquiring our optioned claim.

PROFESSIONAL FEES: Invision incurred $6,425 in professional fees for the fiscal year ended on July 31, 2005 as compared to $13,899 for the previous fiscal year. Increased costs were incurred in the 2004 year as the result of the filing of an 10-SB registration statement and the attendant legal, accounting and filing expenses. From inception to July 31, 2005, we have incurred $30,807 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on July 31, 2005 and no compensation costs have been incurred since inception.

OFFICE EXPENSES: $1,626 in office costs were incurred in the past year ended on July 31, 2005. By comparison, $9,381 was incurred for fiscal 2004. For the period January 24, 2003 (inception) through July 31, 2005 a total of $12,966 has been spent on office related expenses. Costs have declined as the Corporation was less active in the pursuit of its business than it was last year.

OTHER COSTS: $645 in other costs were incurred in fiscal year under review while $353 was incurred for the year ended July 31, 2004. For the period January 24, 2003 (inception) through July 31, 2005, Invision has spent a total of $2,076 on office expenses.

LICENCE AND OTHER FILING FEES: $1,745 in other costs were incurred in fiscal year under review while $0 was incurred for the year ended July 31, 2004. For the period from inception through July 31, 2005, Invision has spent a total of $1,775 on office expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended July 31, 2005, $11,771 in net cash was used as compared to $41,250 having been used in the year ended July 31, 2004. A total of $70,831 in net cash has been used for the period from Inception on January 24, 2003 to July 31, 2005. The decrease is largely due to the decrease in activity of the Corporation.

INTEREST INCOME / EXPENSES: Invision has neither received nor paid interest since its inception on January 24, 2003.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 or from the date of inception.

During the quarter and year ended July 31, 2005 Invision did not sell any shares of its common stock. As of the date of this report Invision has 10,398,400 common shares issued and outstanding.

Invision continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Invision does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Use of Proceeds

Net cash provided by financing activities from inception on January 24, 2003 to July 31, 2005 was $73,085 as a result of proceeds received from sales of our common stock and an advance made by an officer and director. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Professional Fees	30,807
Mineral Interest Acquisition Costs	7,420
Mineral Exploration Costs	18,787
Office Expenses	14,741
Miscellaneous Expenses	1,360
Total Use of Proceeds to July 31, 2005	$73,085

Plan of Operation

We believe we cannot satisfy our operating cash requirements through the fiscal year end of July 31, 2005 with additional funding through equity sales of common stock or loans from an officer or director or shareholder.

For the balance of the current fiscal year we will concentrate our efforts on raising the additional capital required to fund operations and following the report and recommendations of N. C. Carter and the shift of activities to prepare for proceeding with phase II in 2006 at an estimated cost of $80,000 including property acquisition costs, based on the recommendations of Mr. Carter’s

Report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. If phase II is not successful, we will terminate the option on the claim.

In order to proceed with phase II we will try to raise additional funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations. Recently, on October 19, 2005 we were given permission to be quoted on the OTC-BB under the symbol “IVCL” which will allow us to commence negotiations with broker-dealers for assistance in our capital raising activities.

Following industry trends and demands, we are also considering the acquisition of other resource properties. In either situation, a new public offering will be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on July 31, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended July 31, 2005 was $3,225 versus $100 in the previous fiscal year. By comparison from inception on January 24, 2003 to July 31, 2005 we raised $73,085 as a result of proceeds received from sales of our common stock and an advance of funds by an officer and director.

We issued 4,000,000 shares of common stock through a Section 4(2) offering in January, 2003 for cash consideration of $4,000. We issued 6,000,000 shares of common stock through a Rule 903 Regulation S offering in February, 2003 for cash consideration of $6,000. Finally, we issued 398,400 shares of common stock through a Rule 903 Regulation S offering in April, May and June, 2003 for cash consideration of $59,661.

As of July 31, 2005, our total assets which consist of cash amounted to $2,468 and our total liabilities were $6,225. Working capital stood at negative (deficit) $3,757.

For the year ended July 31, 2005, our net loss was $11,821 ($0.0011 per share). The loss per share was based on a weighted average of 10,398,400 common shares outstanding. For the previous fiscal year ended on to July 31, 2004 the comparative numbers were a net loss of $43,820 and a loss per share of $0.0042 based on a weighted average of 10,398,400 common shares outstanding. From inception to July 31, 2005, our cumulative loss stands at $77,281.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2006.

Management projects that we may require an additional $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$25,000
Phase II exploration program	$70,000
Additional property acquisition	$10,000
Phase III exploration program	$75,000
Working Capital	$20,000
Total	$200,000

As at July 31, 2005, we had a working capital deficit of $3,757. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended July 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Research and Development

Research costs are expensed as incurred. During the past year $0 was incurred on research and development versus $18,787 which was spent in the previous fiscal year in carrying out phase I of the planned three phase exploration program. To date we have spent $18,787 on research and development of our optioned mineral property.

Foreign Currency and Exchange Rates

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Invision’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At July 31, 2005, the exchange rate was approximately CA $1.17 to US $1.00.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended July 31, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have a moderate impact on our costs of operation. Phase I of the planned exploration program (CA $34,000) was expected to cost the Company $22,000 using an exchange rate of CA $1.55 being approximately equal to US $1.00 which was the approximate exchange rate during the period the Company entered into the option agreement and the preparation of the Report issued by Mr. Heard. As of July 31, 2005, the exchange rate had changed to CA $1.17 being approximately equal to US $1.00. The effect on Invision, if the rate remains at this level, will be to increase the cost of phase II from $56,000 to $75,000 – a 30% increase. This situation will have a significant impact on later phase of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, LLP for the audited consolidated financial statements for the year ended July 31, 2005 is included herein immediately preceding the audited financial statements.

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invision Capital, Inc.:

We have audited the accompanying balance sheet of Invision Capital, Inc. as of July 31, 2005, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended July 31, 2005 and 2004, and from January 24, 2003 (inception) through July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invision Capital, Inc. as of July 31, 2005, and the results of its operations and its cash flows for the years ended July 31, 2005 and 2004, and from January 24, 2003 (inception) through July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck, LLP
Denver, Colorado
September 30, 2005

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Balance Sheet
(Presented in U.S. Dollars)
July 31, 2005

Assets
Current assets:
Cash	$2,468

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued liabilities	$3,000
Indebtedness to related party (Note 2)	3,225
Total current liabilities	6,225

Shareholders’ deficit (Notes 2 and 4):
Common stock, $.001 par value; 200,000,000 shares authorized,
10,398,400 shares issued and outstanding	10,399
Additional paid-in capital	62,911
Accumulated deficit	(77,281)
Cumulative translation adjustment	214
Total shareholders’ deficit	(3,757)
$2,468

See accompanying notes to financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Statements of Operations
(Presented in U.S. Dollars)

			January 24,
			2003
			(Inception)
	For The Year Ended		Through
	July 31,		July 31,
	2005	2004	2005
Expenses:
Contributed rent (Note 2)	$1,200	$1,200	$3,000
Contributed administrative support (Note 2)	150	200	450
Unproven mineral interest acquisition costs (Note 3)	—	—	7,420
Unproven mineral interest exploration costs (Note 3)	—	18,787	18,787
Professional fees	6,425	13,899	30,807
Licenses and other filing fees	1,775	—	1,775
Office	1,626	9,381	12,966
Other	645	353	2,076
Total expenses	11,821	43,820	77,281
Loss from operations	(11,821)	(43,820)	(77,281)
Income tax provision (Note 5)	—	—	—

Net loss	$(11,821)	$(43,820)	$(77,281)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,398,400	10,398,400

See accompanying notes to financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders' Deficit
(Presented in U.S. Dollars)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at January 24, 2003 (inception)	—	$—	$—	$—	$—	$—

January 2003, common stock sold to an officer
($.001/share) (Note 2)	4,000,000	4,000	—	—	—	4,000
March 2003, common stock sold in private stock
offering ($.001/share) (Note 4)	6,000,000	6,000	—	—	—	6,000
May and June 2003, common stock sold in
private stock offering ($.15/share) (Note 4)	397,740	398	59,263	—	—	59,661
Office space and administrative support
contributed by an officer (Note 2)	—	—	700	—	—	700
Capital contributions by an officer (Note 2)	—	—	99	—	—	99
Comprehensive loss:
Net loss, period ended July 31, 2003	—	—	—	(21,640)	—	(21,640)
Cumulative translation adjustment	—	—	—	—	(370)	(370)
Comprehensive loss	—	—	—	—	—	(22,010)

Balance at July 31, 2003	10,397,740	10,398	60,062	(21,640)	(370)	48,450

October 2003, common stock issued related to
June 2003 private stock offering (Note 4)	660	1	99	—	—	100
Office space and administrative support
contributed by an officer (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended July 31, 2004	—	—	—	(43,820)	—	(43,820)
Cumulative translation adjustment	—	—	—	—	242	242
Comprehensive loss	—	—	—	—	—	(43,578)

Balance at July 31, 2004	10,398,400	10,399	61,561	(65,460)	(128)	6,372

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,350	—	—	1,350
Comprehensive loss:
Net loss, year ended July 31, 2005	—	—	—	(11,821)	—	(11,821)
Cumulative translation adjustment	—	—	—	—	342	342
Comprehensive loss	—	—	—	—	—	(11,479)

Balance at July 31, 2005	10,398,400	$10,399	$62,911	$(77,281)	$214	$(3,757)

See accompanying notes to financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Statement of Cash Flows
(Presented in U.S. Dollars)

			January 24,
			2003
			(Inception)
	For The Year Ended		Through
	July 31,		July 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(11,821)	$(43,820)	$(77,281)
Adjustments to reconcile net loss to net cash
Office space and administrative support
contributed by a director (Note 2)	1,350	1,400	3,450
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,300)	900	3,000
Net cash used in
operating activities	(11,771)	(41,520)	(70,831)

Cash flows from financing activities:
Capital contribution by an officer (Note 2)	—	—	99
Proceeds from sale of common stock	—	100	69,761
Proceeds from officer loan (Note 2)	3,225	—	3,225
Net cash provided by
financing activities	3,225	100	73,085

Effect of exchange rate changes on cash	342	242	214

Net change in cash	(8,204)	(41,178)	2,468

Cash, beginning of period	10,672	51,850	—

Cash, end of period	$2,468	$10,672	$2,468

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Invision Capital, Inc. (the “Company”) was incorporated in the state of Nevada on January 24, 2003 to engage in the acquisition, exploration and development of natural resource properties. The Company is in the exploration stage in accordance with Industry Guide 7. On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada (see Note 3). The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration. Management’s plan is to acquire interests in certain mining claims and explore for minerals.

The Company’s future success is primarily dependent upon the existence of minerals on the property for which the Company owns an option to acquire claims. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis. There is no assurance that the Company will discover minerals or, if minerals are discovered, that it will be able to raise sufficient capital to mine the discovery on a timely and cost-effective basis.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at July 31, 2005.

Unproven Mineral Interest Costs

The Company’s unproven mineral interest costs, including acquisition costs, have been paid in cash. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Offering Costs

The Company defers offering costs, such as legal, accounting and printing costs, until such time as the offering is completed. At that time, the Company offsets the offering costs against the proceeds from the offering. If an offering is unsuccessful, the costs are charged to operations at that time.

Earnings (loss) per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At July 31, 2005, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board (“APB”) Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock awards as of July 31, 2005.

Foreign Currency Translation

The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Fiscal Year-end

The Company has adopted July 31, as its fiscal year-end.

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(2) Related Party Transactions

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

An officer contributed administrative services to the Company from January 24, 2003 (inception) through July 31, 2005. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

During July 2005, the president advanced the Company CDN$4,000 (US$3,225) for working capital. The loan does not carry an interest rate and is due on demand. The balance owed the officer is included in the accompanying financial statements as “Indebtedness to related party”.

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

(3) Option on Unproven Mineral Interests

On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make cash payments and exploration expenditures as follows:

Cash		Exploration
Payments		Expenditures			Due Date
CDN	$10,000.00	CDN	$-		Closing of Option Agreement
CDN	$-	CDN	$35,000.00	*	June 30, 2004
CDN	$-	CDN	$75,000.00	**	June 30, 2005
CDN	$-	CDN	$100,000.00	**	June 30, 2006
CDN	$50,000.00	CDN	$-	**	January 1, 2007

*
During June 2004, the optionor reduced the amount of exploration costs to be incurred through June 30, 2004 from CDN$35,000 to CDN$25,370. The Company paid CDN$25,370 (US$18,787) in accordance with the revised terms of the agreement.

**
During June 2005, the optionor extended the June 30, 2005 deadline for completion of the exploration program to June 30, 2006 and extended all subsequent dates under the agreement by a period of one year.

	B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2008, until termination of the Agreement.

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements

C.	Issue 250,000 shares of its common stock to the optionor upon commencement of commercial production.

In addition to the above terms, the optionor will retain a four percent net smelter royalty in the mineral claims.

(4) Shareholders’ Equity

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

(5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	July 31,
	2005	2004
U.S. statutory federal rate	15.00%	15.00%
Contributed rent and services	-1.71%	-0.48%
Net operating loss for which no tax
benefit is currently available	-13.29%	-14.52%
	0.00%	0.00%

At July 31, 2005, deferred tax assets consisted of a net tax asset of $11,060, due to operating loss carryforwards of $73,731, which was fully allowed for, in the valuation allowance of $11,060. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended July 31, 2005 and 2004 totaled $1,571 and $6,348, respectively. The current tax benefit also totaled $1,571 and $6,348 for the years ended July 31, 2005 and 2004, respectively. The net operating loss carryforward expires through the year 2025.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

There have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since the inception of Invision on January 24, 2003.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Frank J. Rigney	President, Secretary, Treasurer and Director	68	January 24, 2003
David M. Duval	Director	59	January 28, 2004

Business Experience

The persons named above have held the office/position since the inception of our company or the date indicated and are expected to hold the office/position until the next annual meeting of our stockholders. Mr. Rigney will be spending approximately 15% of his time on the affairs of Invision and Mr. Duval will spend approximately 2% of his time on the affairs of Invision. These ratios and hours are expected to continue at that same level into the foreseeable future. Mr. Duval is an independent consultant to the mining industry, has been employed as a mine planner, production supervisor, technical service representative and was responsible for the development of a 500 ton-per-day copper mine in Quebec. He has degree from the Haileybury School of Mines as an Engineering Technologist.

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

David K. Duval is a director of Invision. He is a self employed mining consultant, journalist and author who provides technical and management consulting services to public and private exploration companies. He is a graduate of the Haileybury School of Mines as an Engineering Technologist and has practiced his profession for over 40 years. He has provided consulting services to the United Nations, the Royal Government of Thailand and numerous mining entities. He was also the western editor of the Northern Miner for ten years, the largest weekly mining publication in the world, has authored a book entitled “New Frontiers in Diamonds”, and currently edits a newsletter which is the second largest gold newsletter on the Internet.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended July 31, 2005, 2004 and 2003. An affiliate of Invision provides office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Invision during the year ended July 31, 2005 at a deemed amount of $150. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our company received annual salary and/or bonus.

During the year ended July 31, 2005, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended July 31, 2005 and there were no stock options or stock appreciation rights outstanding on July 31, 2005.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of October 24, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Frank J. Rigney	4,000,000	38.47
David M. Duval	0	0
Directors and Officers (as a group)	4,000,000	38.47

(1)
Based on 10,398,400 shares outstanding as of October 24, 2005 and shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

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

The following reports on Form 8-K were filed during the year ended July 31, 2005: NONE

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

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of July 31, 2005, the end of the year to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

We do not have an audit committee; however, the board committee that performed the equivalent functions of an audit committee is comprised of the Chief Executive Officer, Frank J. Rigney and an independent director, David M. Duval. The committee has reviewed and discussed the audited financial statements with management and with the Board of Directors. The committee has discussed with the independent auditors all matters required to be discussed. The committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

Item 15. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended July 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $5,400, $4,235 for the previous year and for the period from inception on January 24, 2003 to July 31, 2005 the amount was approximately $11,139.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended July 31, 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $3,000, $2,500 for the previous fiscal year and for the period from inception on January 24, 2003 to July 31, 2005 the amount was approximately $6,700.

Tax Fees: The aggregate fees billed for the fiscal year ended July 31, 2005 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on January 24, 2003 to July 31, 2005 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended July 31, 2005 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on January 24, 2003 to July 31, 2005 the amount was approximately $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invision Capital, Inc.
(Registrant)

Date: October 26, 2005

BY: /s/ Frank J. Rigney

Frank J. Rigney
President, Chief Executive Officer, Principal Executive Officer,
Treasurer, Chief Financial Officer, Principal Financial Officer
Member of the Board of Directors

BY: /s/ David K. Duval

David K. Duval
Member of the Board of Directors