Form 10KSB/A
period 2005-07-31
INVISION CAPITAL INC
filed 2005-11-01
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)
☒ AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer’s telephone number: (778) 888-2443

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

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.    Yes ☐    No ☒

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

We were incorporated in the State of Nevada on January 24, 2003 and established a fiscal year end of July 31. We are a start-up, exploration stage company engaged in the search for gold and related minerals; we have not yet generated or realized any revenues from our business operations. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 768 Westcot Place, West Vancouver, British Columbia, Canada V7S 1N9. Our telephone number is (778) 888-2443.

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

Date: November 1, 2005

BY: /s/ Frank J. Rigney

Frank J. Rigney
President, Chief Executive Officer, Principal Executive Officer,
Treasurer, Chief Financial Officer, Principal Financial Officer
Member of the Board of Directors

BY: /s/ David K. Duval

David K. Duval
Member of the Board of Directors