Form 10QSB
period 2005-10-31
INVISION CAPITAL INC
filed 2005-12-14
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________to ____________

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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the
Exchange Act) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the
Exchange Act) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,398,400 shares of Common Stock as of December 09, 2005.

Transitional Small Business Format. Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Balance Sheet (Unaudited)
(Presented in U.S. Dollars)

October 31, 2005

Assets
Current assets:
Cash	$1,981

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued liabilities	$4,298
Indebtedness to related party (Note 2)	3,225
Total current liabilities	7,523

Shareholders’ deficit:
Common stock	10,399
Additional paid-in capital	63,261
Accumulated deficit	(79,466)
Cumulative translation adjustment	264
Total shareholders’ deficit	(5,542)
$1,981

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Statements of Operations (Unaudited)
(Presented in U.S. Dollars)

			January 24,
			2003
			(Inception)
	Three Months Ended		Through
	October 31,		October 31,
	2005	2004	2005
Expenses:
Contributed rent (Note 2)	$300	$300	$3,300
Contributed administrative support (Note 2)	50	—	500
Unproven mineral interest acquisition costs	—	—	7,420
Unproven mineral interest exploration costs	—	—	18,787
Professional fees	1,298	1,520	33,880
Office	504	1,118	13,470
Other	33	35	2,109
Total expenses	2,185	2,973	79,466
Loss from operations	(2,185)	(2,973)	(79,466)

Income tax provision (Note 4)	—	—	—

Net loss	$(2,185)	$(2,973)	$(79,466)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,398,400	10,398,400

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows (Unaudited)
(Presented in U.S. Dollars)

			January 24,
			2003
			(Inception)
	Three Months Ended		Through
	October 31,		October 31,
	2005	2004	2005
Net cash used in
operating activities	$(537)	$(1,626)	$(71,368)

Cash flows from financing activities:
Capital contribution by an officer (Note 2)	—	—	99
Proceeds from officer loan (Note 2)	—	—	3,225
Proceeds from the sale of common stock	—	—	69,761
Net cash provided by
financing activities	—	—	73,085

Effect of exchange rate changes on cash	50	—	264

Net change in cash	(487)	(1,626)	1,981

Cash, beginning of period	2,468	10,672	—

Cash, end of period	$1,981	$9,046	$1,981

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

INVISION CAPITAL, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended July 31, 2005 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada (see Note 3).

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

NOTE 3: OPTION ON UNPROVEN MINERAL INTERESTS

On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make cash payments and exploration expenditures as follows:

Cash	Exploration
Payments	Expenditures		Due Date
CDN $10,000.00	CDN $ -		Closing of Option Agreement
CDN $ -	CDN $ 35,000.00	*	June 30, 2004
CDN $ -	CDN $ 75,000.00	**	June 30, 2006
CDN $ -	CDN $100,000.00	**	June 30, 2007
CDN $50,000.00	CDN $ -	**	January 1, 2008

*

During June 2004, the optionor reduced the amount of exploration costs to be incurred through June 30, 2004 from CDN$35,000 to CDN$25,370. The Company paid CDN$25,370 (US$18,787) in accordance with the revised terms of the agreement.

**	During June 2005, the optionor extended the remaining deadlines for completion of the exploration program by a period of one year.

	B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2008, until termination of the Agreement.

	C.	Issue 250,000 shares of its common stock to the optionor upon commencement of commercial production.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING OCTOBER 31, 2005 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

On July 07, 2003, Invision optioned a mineral property containing one (1) mining claim located in the Thunder Bay Mining Division of the province of Ontario, Canada called the Muriel Lake Property by entering into an Option To Purchase And Royalty Agreement dated July 07, 2003, as amended on June 30, 2005, with Richard T. Heard and Nicholas G. Carter, the beneficial owners of the claim, each a resident of Canada, to acquire the claim through the carrying out of a three phase exploration program, making annual option payments commencing no later than January 01, 2008 and paying the vendors a royalty from production.

Under the terms of the option agreement, Messrs. Heard and Carter granted to Invision the sole and exclusive right and option to acquire 100 percent of the right, title and interest of Heard and Carter in the Muriel Lake property, subject to the vendors receiving annual payments, a royalty interest and common shares of Invision, in accordance with the terms of the option agreement with the following commitments still outstanding:

•	Invision must incur exploration expenditures of $60,000 before June 30, 2006;
•	Invision must incur further exploration expenditures of $80,000 before June 30, 2007;
•	Invision must pay to the vendors $40,000 by January 01, 2008 as a prepayment of the net smelter royalty;
•

Upon exercise of the option, Invision must pay, commencing January 1, 2009, the sum of $40,000 per annum as an advance against the net smelter royalty for as long as Invision, or its assigns, holds any interest in the property; and

•

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

Under the option agreement Messrs. Heard and Carter, retain a 4% net smelter royalty for all minerals mined from the claim. Net smelter returns (NSR) refers to the net proceeds received by Invision from any smelter or other purchaser from the sale of any ores, concentrates or minerals produced from the claim without encumbrances. The above noted payments are advances against that royalty. In the event that Invision sells or transfers its interest to a third party, that party will assume the obligations under the NSR provision of the agreement.

The name, tenure number, date of recording and expiration date of the claim is as follows:

Claim Name	Claim No.	Recorded Holder	Expiry Date	Area Hectares	Area Acres
Muriel Lake	TB 1187566	N.C. Carter & R.T. Heard	July 4, 2006	16	40
		TOTAL (Hectares / Acres)		16	40

To date we have spent $18,787 on research and development activities and $7,420 on property acquisition costs. As part of the acquisition cost Mr. Nicholas C. Carter, Ph.D., P.Eng., provided a Prospecting Report on the Muriel Lake Property dated May 23, 2003. On July 20, 2004 Mr. Carter presented his report on the results of the phase I exploration program which recommended additional claims be staked to the east, west and north of the existing claim block and updated all the work done on the claim to date.

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

To keep the claims in good standing, we must perform annual exploration work on the claims or pay $8.00 per hectare ( a total cost of $128.00) to prevent the claims from reverting to the Crown.

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

Employees

Initially, we are using the services of subcontractors for manual labour and exploration work on our property and Mr. N.C. Carter, P. Eng. to manage the exploration program.

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

Results of Operations

Invision was incorporated on January 24, 2003. Comparative periods for the three month periods ended October 31, 2005 and October 31, 2004 and inception to October 31, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, corporate expenses, the phase I exploration program and to repay outstanding debt. Net cash provided by financing activities from inception on January 24, 2003 to October 31, 2005 was $73,860 as a result of proceeds from the sale of our common stock and advances by a director.

The Corporation did not generate any revenues from operations for the quarter ended October 31, 2005.

REVENUES

REVENUE: Invision did not generate any revenues for the quarter ended October 31, 2005 or October 31, 2004 nor for the period January 24, 2003 (inception) through October 31, 2005.

COMMON STOCK: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the quarter under review ended October 31, 2005 was $0 as compared to $0 from inception on January 24, 2003 to October 31, 2005 was $73,085 as a result of proceeds received from sales of our common stock. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date.

EXPENSES

SUMMARY: During the quarter ended October 31, 2005, Invision incurred operating expenses of $2,185, as compared to $2,973 in the same period last year, and $79,466 since inception. The lower expenses in the most recent quarter relates mainly to the less expensive review period following receipt of the engineering report on the Corporation’s optioned claim and the effort to secure funds for the next phase of the exploration program. As a result, operating costs have decreased significantly and will likely remain low until the last quarter of the fiscal year. The costs can be further subdivided into the following categories:

RESEARCH AND DEVELOPMENT or UNPROVEN MINERAL EXPLORATION COSTS: Invision has not incurred any expenses for research and development or unproved mineral exploration costs during the quarters ended October 31, 2005 or October 31, 2004 but $18,787 has been incurred since inception on January 24, 2003 for costs incurred in the exploration of our optioned claim.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter as compared to $300 for the same period last year. For the period January 24, 2003 (inception) through October 31, 2005, $3,800 has been recorded for contributed expenses. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. Contributed expenses are relatively consistent from one period to another.

UNPROVEN MINERAL ACQUISITION COSTS: During the quarter ended October 31, 2005 $0 was expended on unproven mineral acquisition costs and, for the same period last year $0 was incurred in acquiring our claim(s). For the period January 24, 2003 (inception) through October 31, 2005, a total of $7,420 has been recorded for unproven mineral acquisition costs.

PROFESSIONAL FEES: Invision incurred $1,298 in professional fees for the quarter as compared to $1,520 for the same period last year. Since inception, we have incurred $33,880 in professional fees which have been mainly incurred for legal and accounting matters.

COMPENSATION: No compensation costs were incurred during the quarter ended October 31, 2005 nor during the quarter ended October 31, 2004 and none have been incurred since inception on January 24, 2003.

OFFICE EXPENSES: $504 was expended on general office expenses for the current quarter as compared to $1,118 during the corresponding quarter in the preceding year. For the period January 24, 2003 (inception) through October 31, 2005 a total of $13,470 has been spent on office and related expenses.

OTHER COSTS: $33 in other costs were incurred in the quarter as compared to $35 last year over the same period. For the period January 24, 2003 (inception) through October 31, 2005, Invision has spent a total of $2,109 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the quarter ended October 31, 2005, $537 in net cash has been used compared to $1,626 for the three months ended October 31, 2004. We have used total net cash of $61,368 from inception on January 24, 2003 to October 31, 2005.

INTEREST INCOME / EXPENSES: Invision has neither received nor paid interest since its inception on January 24, 2003.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 - 2005 or from the date of inception.

EXPLORATION PROGRAM: Near the end of July, 2004, the Progress Report on the Muriel Lake Property as authored by N.C. Carter, Ph.D., P.Eng., was received by the Board of Directors. In the report, Mr. Carter concluded that in view of the known extension of favourable geology well beyond the boundaries of the current claim, plus the presence of several sulphide zones east, west and north of the claim, it would be in order to acquire more ground prior to the initiation of further work in the Muriel Lake area. The staking of an additional 40 to 50 mining claim units extending east, west and north of the current claim was recommended. Although the Board of Directors is of the opinion that additional claims should be staked it remains indeterminate as to whether they would be owned by Heard and Carter and optioned to Invision or whether they should be acquired by Invision on its own behalf. Since it will require significant expenditures to accomplish the Board is currently seeking both advice and additional funding.

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

Plan of Operation

For the balance of the current fiscal year we will concentrate our efforts on preparing for proceeding with phase II in the summer of 2006 at an estimated cost of $120,000 including property acquisition costs (staking of additional claims). We will proceed to phase II only if we are successful in being able to secure the capital funding required to complete phase II. If phase II is not successful, we will terminate the option on the claim. Following industry trends and demands we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation a new public offering might be needed to be completed.

Invision believes it can satisfy its administrative cash requirements through the fiscal year end of July 31, 2005, only though further advances from the directors and further equity financing. As of October 31, 2005, we had a working capital deficit of $5,542. It will be necessary to secure additional funding to complete phase II of the exploration program and stake additional acreage.

Upon a decision, in joint discussions with Messrs Heard and Carter, as to the staking of additional claims and resolution of the issue as to what name or names the added claims would be registered in and how Invision will participate in the ownership and funding, we would then proceed to Phase II which will be directed towards a continuation of the exploration and prospecting program including an indeterminate amount of diamond drilling. A diamond drill is a drilling machine with a rotating, hollow, diamond studded bit that cuts a circular core which can be recovered in lengths to provide a continuous sample of the column of rock penetrated. The core is then split in half, crushed and analyzed for the various minerals it may contain. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses.

Geochemistry is the study of the relative and absolute occurrences of various elements and their atomic species in the earth’s crust. It can be defined very broadly to include all the parts of the study of geology that involve chemical changes or may be focussed on the distribution of the elements. We are interested in determining what the broad chemical makeup of the claim looks like and what changes have taken place over geologic time. The second phase excluding the time and costs of addition land acquisition may take up to four months to complete and will have an estimated cost of $60,000, based on the requirements of the option agreement and which is a reflection of local costs for the specified type of work.

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

On October 18, 2005, the shares of Invision were made available for quotation on the Over-the-Counter Bulletin Board under the symbol “IVCL”. As of the date of this report the shares are offered for sale at a price of $0.20 and a bid price of $0.15.

Liquidity and Capital Resources

As of end of the first quarter on October 31, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 24, 2003 to October 31, 2005 was $73,085 as a result of proceeds received from sales of our common stock and advances made by a director.

We issued 4,000,000 shares of common stock through a Section 4(2) offering in January 2003 for cash consideration of $4,000. We then issued 6,000,000 shares of common stock through a Rule 903, Regulation S offering in March, 2003 for cash consideration of $6,000. Finally, we issued 397,740 shares of common stock through a Rule 903, Regulation S offering in May and June, 2003 for cash consideration of $59,860.

As of October 31, 2005, our assets which consist entirely of cash and prepaid expenses amounted to $1,981 and our liabilities were $7,523. Working capital stood at negative $5,542.

For the quarter ended October 31, 2005, the net loss was $2,185 ($0.0002 per share) versus a loss of $2,973 ($0.0003 per share) in the same quarter last year. The loss per share was based on a weighted average of 10,398,400 common shares outstanding in the each of the noted quarters. For the period from inception on January 24, 2003 through October 31, 2005, the cumulative net loss was $79,466.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended October 31, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Invision had 10,398,400 shares of common stock issued and outstanding as of October 31, 2005. Of these shares, 4,000,000 shares are held by an affiliate of Invision; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to volume limits, current public information requirements, manner of sale provisions or notice requirements.

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 24, 2003 to October 31, 2005 was $73,085 as a result of proceeds received from sales of our common stock and advances made by a director. During the period January 24, 2003 to October 31, 2005, the following table indicates how those proceeds have been spent to date:

Unproven Mineral Interest Acquisition Costs	$7,420
Unproven Mineral Interest Exploration Costs	18,787
Professional Fees	33,880
Office Expenses	12,998
Total Use of Proceeds to October 31, 2005	$73,085

Common Stock

During the three-month period ended October 31, 2005 no shares of common stock were issued. As of October 31, 2005, there were 10,398,400 shares issued and outstanding and as of December 09, 2005 there were 10,398,400 shares outstanding.

Options

No options were granted during the three-month period ending October 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended October 31, 2005: NIL

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

Date: December 14, 2005

Frank J. Rigney
President, Chief Executive Officer, Principal Executive Officer,
Treasurer, Chief Financial Officer, Principal Financial Officer
Member of the Board of Directors

David K. Duval
Member of the Board of Directors