Form 10QSB
period 2006-01-31
INVISION CAPITAL INC
filed 2006-03-17
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

COMMISSION FILE NUMBER 000-50459

INVISION CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0396733
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

768 Westcot Place
West Vancouver, British Columbia, Canada V7S 1N9
(Address of principal executive offices)

(604) 657-2443
Issuer's telephone number

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2006, the Issuer had 10,398,400 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INVISION CAPITAL, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

INVISION CAPITAL, INC.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

January 31,
2006

ASSETS

Current
Cash	$297

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,894
Indebtedness to related party (Note 2)	6,225
9,119

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value, 200,000,000 shares
authorized, 10,398,400 shares issued and outstanding	10,399
Additional paid-in capital	63,611
Accumulated deficit	(83,104)
Cumulative translation adjustment	272
(8,822)

$297

The accompanying notes are an integral part of these financial statements.

INVISION CAPITAL, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

						January 24,
						2003
	Three Months Ended		Six Months Ended			(Inception) to
	January 31,		January 31,			January 31,
	2006	2005	2006		2005	2006

Expenses
Contributed rent (Note 2)	$300	$300	$600 $		600	$3,600
Contributed administrative
Support (Note 2)	50	50	100		50	550
Unproven mineral interest
acquisition costs	-	-	-		-	7,420
Unproven mineral interest
exploration costs	-	-	-		-	18,787
Professional fees	2,090	1,105	3,388		2,625	35,970
Office	95	252	599		1,370	13,565
Other	1,103	329	1,136		364	3,212
Total Expenses	3,638	2,036	5,823		5,009	83,104

Loss from Operations	(3,638)	(2,036)	(5,823)		(5,009)	(83,104)

Income tax provision
(Note 4)	-	-	-		-	-

Net Loss	$(3,638)	$(2,036)	$(5,823	) $	(5,009)	$(83,104)

Basic and Diluted Loss per
Share	$(0.00)	$(0.00)	$(0.00	) $	(0.00)

Weighted Average Shares
Outstanding	10,398,400	10,398,400	10,398,400		10,398,400

The accompanying notes are an integral part of these financial statements.

INVISION CAPITAL, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			January 24,
			2003
	Six Months Ended		(Inception) to
	January 31,		January 31,
	2006	2005	2006

Operating Activities:
Net loss	$(5,823)	$(5,009)	$(83,104)

Adjustments to reconcile net loss to cash:
Donated services and expenses	700	650	4,150

Change in operating assets and liabilities:
Change in accounts payable and accrued liabilities	(106)	(2,700)	2,894
Net Cash Provided by Operating Activities	(5,229)	(7,059)	(76,060)

Financing Activities:
Capital contribution by an officer (Note 2)	-	-	99
Proceeds from officer loan (Note 2)	3,000	-	6,225
Proceeds from the sale of common stock	-	-	69,761
Net Cash Provided by Financing Activities	3,000	-	76,085

Effect of Exchange Rate Changes on Cash	58	149	272

Increase (Decrease) in Cash	(2,171)	(6,910)	297

Cash, Beginning of Period	2,468	10,672	-

Cash, End of Period	$297	$3,762	$297

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INVISION CAPITAL, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The financial statements presented herein have been prepared by Invision Capital, Inc. (the “Company”) in accordance with the accounting policies in its audited financial statements for the year ended July 31, 2005 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada (see Note 3).

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

2.	RELATED PARTY TRANSACTIONS

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

During July and November 2005, the president advanced the Company CDN$4,000 (US$3,225) and $3,000 for working capital. The loan does not carry an interest rate and is due on demand. The balance owed the officer is included in the accompanying financial statements as indebtedness to related party”.

In January 2003, the Company sold 4,000,000 shares of its restricted common stock to an officer for $4,000 ($.001/share).

INVISION CAPITAL, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

3.	OPTION ON UNPROVEN MINERAL INTERESTS

On July 7, 2003, the Company entered into an Option to Purchase and Royalty Agreement (the “Agreement”) to acquire an unproven mineral claim located in the Thunder Bay Mining Division, Ontario, Canada. Under the terms of the Agreement, the Company is required to:

	1.	Make cash payments and exploration expenditures as follows:

Cash Payments		Exploration Expenditures		Due Date

CDN $	10,000	CDN $	-	CDN $	Closing of Agreement
CDN $	-	CDN $	35,000	* CDN $	June 30, 2004
CDN $	-	CDN $	75,000	** CDN $	June 30, 2006
CDN $	-	CDN $	100,000	** CDN $	June 30, 2007
CDN $	50,000	CDN $	-	** CDN $	January 1, 2008

*

During June 2004, the optionor reduced the amount of exploration costs to be incurred through June 30, 2004 from CDN$35,000 to CDN$25,370. The Company paid CDN$25,370 (US$18,787) in accordance with the revised terms of the Agreement.

** During June 2005, the optionor extended the remaining deadlines for completion of the exploration program by a period of one year.

	2.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2008, until termination of the Agreement.

	3.	Issue 250,000 shares of its common stock to the optionor upon commencement of commercial production.

In addition to the above terms, the optionor will retain a four percent net smelter royalty in the mineral claims.

4.	INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Invision” mean Invision Capital, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the second quarter and six month period ended January 31, 2006 and changes in our financial condition from July 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Amended Annual Report on Form 10-KSB/A for the fiscal year ended July 31, 2005, filed with the SEC on November 1, 2005.

Invision Capital, Inc. was incorporated in the State of Nevada on January 24, 2003 and is an exploration stage company engaged in the acquisition, exploration and development of mineral properties. There are no assurances that a commercially viable mineral deposit (a “reserve”) exists on our claim. Effective March 9, 2006, our Board of Directors approved a 5-for-1 split of our common stock. As a result of the stock split, our authorized capital will increase from 200,000,000 shares of common stock with a par value of $0.001 per share, of which there are 10,398,400 shares issued and outstanding, to 1,000,000,000 shares of common stock with a par value of $0.001 per share, of which there will be 51,992,000 shares issued and outstanding. The 5-for-1 stock split is expected to become effective on or about March 27, 2006.

We currently own an option to acquire a 100% undivided interest in a mineral property located in the Thunder Bay Mining Division in the Province of Ontario, Canada that we call the Muriel Lake Property. Under our option agreement for the Muriel Lake Property, which was amended effective June 30, 2005, we will be required to:

(a)	incur exploration expenditures on the Muriel Lake Property of $75,000 CDN (approximately $65,850 US) by June 30, 2006;

(b)	incur exploration expenditures on the Muriel Lake Property of $100,000 CDN (approximately $87,800 US) by June 30, 2007; and

(c)	pay a total of $50,000 CDN (approximately $43,900 US) as pre-paid royalties to the recorded holders of the Muriel Lake Property by January 1, 2008.

PLAN OF OPERATION

Our plan of operation for the next twelve months will involve securing financing in an amount sufficient to allow us to complete the planned Phase II of our exploration program on the Muriel Lake Property. Phase II of our exploration program will involve diamond drilling of the Muriel Lake Property as well as additional geological mapping, prospecting and geochemical sampling. Diamond drilling involves the use of a drilling machine with a rotating, hollow, diamond studded bit which extracts a circular sample from the earth that can then be analyzed for its mineralization. In addition, as recommended in the report we received on Phase I of our exploration program, we may seek to acquire additional mining claims extending to the east, west and north of the Muriel Lake Property. It is anticipated that Phase II of our exploration program, including the costs of acquiring the additional claims, will cost approximately $120,000 to complete.

In order to exercise our right to acquire the Muriel Lake Property, we will be required to spend $75,000 CDN (approximately $65,850 US) on exploration activities on or before June 30, 2006, in addition to the exploration expenditures that we have incurred to date. If we do not incur exploration expenditures equal to this amount by June 30, 2006, we may lose our interest in the Muriel Lake Property. As of the date of filing of this Quarterly Report, we do not have sufficient financial resources necessary to fund the above plan of operation and to retain our rights to the Muriel Lake Property. If we are unable to acquire the necessary financing, we will not be able to proceed with Phase II of our exploration program and we may lose our interest in the Muriel Lake Property. If this occurs, we may consider the acquisition of other mineral properties.

We do not expect to earn revenues in the foreseeable future, and we expect that we will continue to require substantial additional financing. As of January 31, 2006, the date of our most recently available financial statements, we had cash in the amount of $297 and a working capital deficit of $8,822. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to acquire financing in an amount sufficient to proceed with our plan of operation.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended January 31			Six Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$ --	$ --	N/A	$ --	$ --	N/A
Expenses	3,638	2,036	78.7%	5,823	5,009	16.3%
Net Income (Loss)	$(3,638)	$(2,036)	78.7%	$(5,823)	$(5,009)	16.3%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Expenses

Our operating expenses for the quarterly periods ended January 31, 2006 and 2005 consisted of the following:

	Second Quarter Ended January 31			Six Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Contributed Rent	$300	$300	--	$600	$600	--
Contribute Administrative Support	50	50	--	100	50	100%
Professional Fees	2,090	1,105	89.1%	3,388	2,625	29.1%
Office	95	252	(62.3)%	599	1,370	(56.3)%
Other	1,103	329	235.3%	1,136	364	212.1%
Total Operating Expenses	$3,638	$2,036	78.7%	$5,823	$5,009	16.3%

Our operating expenses remained relatively stable during the quarter ended January 31, 2006 as compared to the same period ended January 31, 2005. The increase in total expenses of $1,602 is primarily the result of an increase in the amount of professional fees incurred by us

Contributed expenses are recognized in order to account for the costs of administrative services and office space provided to us at no charge. Contributed expenses are recognized at fair value, with a corresponding increase to additional paid-in capital.

Subject to our ability to obtain additional financing, of which there is no assurance, we anticipate our operating expenses will increase as we undertake our plan of operation.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At January 31, 2006	At July 31, 2005	Increase / (Decrease)
Current Assets	$297	$2,468	(88.1)%
Current Liabilities	(9,119)	(6,225)	46.5%
Working Capital (Deficit)	$(8,822)	$(3,757)	135.0%

Cash Flows

	Six Months Ended October 31
	2006	2005
Cash Flows used in Operating Activities	$(5,229)	$(7,059)
Cash Flows from Investing Activities	--	--
Cash Flows from Financing Activities	3,000	--
Net Decrease in Cash During Period	$(2,171)	$(6,910)

The increase in our working capital deficit at January 31, 2006 as compared to our fiscal year ended July 31, 2005 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period.

As of January 31, 2006, the date of our most recently available financial statements, we had cash on hand of $297. Since our inception, we have used sales of our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

We currently do not have sufficient resources to finance the Phase II of our exploration program and we do not anticipate earning revenues from our mineral exploration business in the foreseeable future. Accordingly, we will require substantial additional financing in order to fund our plan of operation for the next twelve months, regardless of whether the proposed business acquisition is completed or not. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business. We do not currently have any financing arrangements in place and there are no assurances that sufficient financing will be available to us on terms that are acceptable to us or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the six-month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the consolidated financial statements included with our amended Annual Report on Form 10-KSB/A filed with the SEC on November 1, 2005.

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

Unproven Mineral Interest Costs

Our unproven mineral interest costs, including acquisition costs, have been paid in cash. Exploration and development expenditures are expensed in the period incurred until such time as we establish the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred. Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Contributed Executive Services

Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business. Accordingly, we record the fair value of contributed executive services and contributed office space provided to us, with a corresponding increase to additional paid-in capital, in the year which the services and office space are provided.

RISKS AND UNCERTAINTIES

At present, we do not know whether or not the claim contains commercially exploitable reserves of gold or any other valuable mineral.

Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unforeseen conditions involved in mineral exploration often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

We do not have sufficient resources to complete our plan of operation without substantial additional financing.

Our current operating funds are inadequate to complete Phase II of our exploration program for the Muriel Lake Property. If we do not incur exploration expenditures of $75,000 CDN (approximately $65,850 US) by June 30, 2006, our rights to the Muriel Lake Property will expire. As a result, we will require additional financing to continue with our exploration and development plans. Even if our exploration program is successful we may not be able to obtain commercial production of any reserves discovered on the Muriel Lake Property. If our program is successful and commercial quantities of ore are discovered we will require significant amounts of additional funds to place the claim into commercial production.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

If we complete a financing through the sale of additional shares of our common stock, shareholders will experience dilution.

The most likely source of future financing presently available to us is through the issuance of our common stock. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Regulation FD Disclosure

Proposed 5-for-1 Stock Split

Effective March 9, 2006, our Board of Directors approved a 5-for-1 split of our common stock. As a result of the stock split, our authorized capital will increase from 200,000,000 shares of common stock with a par value of $0.001 per share, of which there are 10,398,400 shares issued and outstanding, to 1,000,000,000 shares of common stock with a par value of $0.001 per share, of which there will be 51,992,000 shares issued and outstanding. The 5-for-1 stock split is expected to become effective on or about March 27, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Option Purchase and Royalty Agreement.(1)
10.2	Amendment to Option Purchase and Royalty Agreement.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed since the beginning of our quarterly period ended January 31, 2006:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of Form 8-K
2006/03/13	2006/03/15	Item 5.02 - Resignation of David Duval as director and appointment of John Boschert as Director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISION CAPITAL, INC.

Date:	March 17, 2006	By:	/s/ Frank J. Rigney
FRANK J. RIGNEY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)