Form 10QSB
period 2006-06-30
INVISION CAPITAL INC
filed 2006-08-21
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-50459

INVISION CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0396733
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 212
Blaine, WA 98230
(Address of principal executive offices)

(360) 305-5696
Issuer's telephone number

Former Address: 768 Westcot Place, West Vancouver, BC, Canada V7S 1N9
Former Telephone Number: (604) 657-2443
Former fiscal year: July 31
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2006, the Issuer had 101,992,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS.

INVISION CAPITAL, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

June 30, 2006
(Unaudited)

INVISION CAPITAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

June 30,
2006

ASSETS

Current Assets
Cash and cash equivalents	$21,488
Other receivables	232,283
Loans receivable (Note 7)	230,586
Prepaid expenses	90,370
Deferred tax asset, less valuation allowance of $685,000	-
Total Current Assets	574,727

Equipment (Note 4)	210,505
Patents (Note 4)	322,138

Total Assets	$1,107,370

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$520,669
Loans payable -current (Notes 5 and 7)	678,537
Total Current Liabilities	1,199,206

Loans payable (Notes 6 and 7)	365,500

Total Liabilities	1,564,706

Commitments (Note 11)

Stockholders’ Deficit
Common stock (Note 8)
Authorized
1,000,000,000 common shares, par value $0.001
Issued and outstanding
101,992,000	101,992
Additional paid-in capital	4,030,676
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(9,501)
Deficit accumulated during the development stage	(4,580,503)

Total Stockholders’ Deficit	(457,336)

Total Liabilities and Stockholders’ Deficit	$1,107,370

The accompanying notes are an integral part of these consolidated financial statements.

INVISION CAPITAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six	Three	Three
	From Inception	Months	Months	Months	Months
	(December 7,	Ended	Ended	Ended	Ended
	2004) to June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005

EXPENSES

Professional and management fees	$645,405	$532,498	$14,809	$299,102	$141
Other operating expenses	1,372,539	629,668	77,505	378,693	19,065
Stock compensation expense	2,566,405	2,566,405	-	2,566,405	-
Foreign currency loss	2,527	485	525	303	8

LOSS BEFORE OTHER ITEM
AND INCOME TAXES	4,586,876	3,729,056	92,839	3,244,503	19,214

OTHER ITEM
Interest income	6,373	6,039	-	3,085	-

LOSS BEFORE INCOME TAXES	4,580,503	3,723,017		3,241,418	19,214

Provision for income taxes	-	-	-	-	-

NET LOSS	4,580,503	3,723,017	92,839	3,241,418	19,214

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(9,500)	(27,362)	-	22,802	-

COMPREHENSIVE LOSS	$4,590,003	$3,750,379	$92,839	$3,218,616	$19,214

BASIC AND DILUTED NET LOSS
PER SHARE		$(0.05)	$(0.00)	$(0.06)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		69,947,801	51,992,000	51,992,000	51,992,000

The accompanying notes are an integral part of these consolidated financial statements.

INVISION CAPITAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six
	From Inception	Months	Months
	(December 7,	Ended	Ended
	2004 ) to June 30,	June 30,	June 30,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,580,503)	$(3,723,017)	$(92,839)
Adjustments to reconcile net income to cash used in development stage activities:
Amortization	40,665	27,108	578
Stock compensation expense	2,566,405	2,566,405	-
Change in operating assets and liabilities:
Increase in other receivables	(142,867)	(142,867)	(6,468)
Increase in other assets and prepaid expense	(287,450)	-	-
Increase in prepaid expenses	(87,907)	(87,907)	-
Increase in accounts payable and accrued liabilities	328,628	328,628	16,741
Increase in trade, other and accrued liabilities	149,939	-	-

Net cash used in operating activities	(2,013,090)	(1,031,650)	(81,988)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds (to) from loans receivable	28,536	28,536	(6,012)
Acquisition of equipment	(251,254)	(85,189)	(17,920)
Acquisition of patents	(322,138)	(271,836)	-

Net cash used in investing activities	(544,856)	(328,489)	(23,932)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash acquired from Invision Capital, Inc.	81,587	81,587	-
Bank indebtedness	-	-	8,783
Issuance of capital stock for cash	46,833	-	-
Proceeds of funds to additional paid-in capital	1,585,998	301,190	-
Proceeds from loans payable	878,036	878,036	63,370

Net cash provided by financing activities	2,592,454	1,260,813	72,153

Provision for income taxes	-	-	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	(13,020)	(8,080)	(7,982)

NET INCREASE IN CASH	21,488	(107,406)	(41,749)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	128,894	(41,749)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,488	$21,488	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Invision Capital, Inc. (the “Company”) was incorporated on January 24, 2003, under the Laws of the State of Nevada and was in the business of acquiring, exploring and developing mineral properties. Effective April 26, 2006, the Company acquired 100% of the issued and outstanding shares of EDI Exploration Drilling International GmbH (“EDI”), a company engaged in the distribution and maintenance of water exploration machinery and equipment and the provision of related services. The Company has abandoned its mineral property acquisition and exploration activities in order to focus its resources on the development and marketing of EDI’s proprietary technology. The Company is considered to be a development stage company, as it has not generated revenues from operations.

Effective April 26, 2006, the Company acquired 100% of the issued and outstanding shares of EDI from EDI Exploration International Drilling Holding GmbH (“EDI Holding”) in exchange for an aggregate of 50,000,000 shares of the Company’s common stock. In addition, Frank Rigney transferred 20,000,000 shares of the Company’s common stock already issued and outstanding prior to the transaction to EDI Holding in exchange for $10,000. Completion of the acquisition resulted in the former sole shareholder of EDI holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of EDI.

The unaudited consolidated statements of operations and cash flows of the Company prior to April 26, 2006 are those of EDI. The Company’s date of incorporation is considered to be December 7, 2004, the date of inception of EDI.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at June 30, 2006 and for all periods presented, have been included. Interim results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

2.	GOING CONCERN

These consolidated financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

2.	GOING CONCERN (continued)

The operations of the Company have primarily been funded by the sale of common stock and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company.

3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in US dollars. The significant accounting policies adopted by the Company are as follows:

	(a)	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

	(b)	Foreign currency translation

The functional currency of the Company is the United States dollar. The Company’s subsidiary, EDI, uses the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

The Company follows the current rate method of translation with respect to its foreign subsidiary. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rates while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Prepaid expenses

Prepaid expenses consist primarily of prepaid vehicle lease and travel expenses.

(e) Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

(f) Equipment

Equipment is recorded at cost and consists of a well system, technical equipment and machinery, a building, a vehicle and office and other equipment. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Well system	20 years
Technical equipment and machinery	3-8 years
Vehicle	4 years
Office and other equipment	3-8 years

No depreciation for the architectural plans and some technical equipment is provided for as construction has not yet been completed.

(g)        Patents

Patents and patent applications are recorded at cost. Capitalized amounts relate solely to legal and advisory costs incurred in registration of the patents. Depreciation is calculated using the straight-line method over the useful lives of the assets. No depreciation is provided for as the patents have not yet been awarded and/or begun to generate revenues.

(h)        Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

	(j)	Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, loans receivable, other receivables, accounts payable and accrued liabilities and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

	(k)	Stock-based compensation

Prior to January 1, 2006, the Company accounted for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. Additionally, in periods prior to January 1, 2006, in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), since the Company has continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information has been presented as if the options had been valued at their fair values. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. Had expense been recognized using the fair value method

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(k)	Stock-based compensation (continued)

described in SFAS 123 (R), using the Black-Scholes option-pricing model, the results of operations would have remained unchanged because no options have been granted in the comparative periods.

	(l)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of June 30, 2006 and 2005, there were no potentially dilutive securities outstanding.

	(m)	Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

	(n)	Development stage

The Company is a development stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not yet commenced.

	(o)	Recent accounting pronouncements

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For non-public entities, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 15, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non- monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non- monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent accounting pronouncements (continued)

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period- specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005.The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

(p) Reclassifications:

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

4.	EQUIPMENT AND PATENTS Equipment

June 30,
2006

Architectural plans	$17,819
Construction in progress –Technical equipment and machinery	15,824
33,643

Well system	1,777
Technical equipment and machinery	183,860
Vehicle	12,251
Office and other equipment	19,723
217,611
Accumulated depreciation	(40,749)
176,862

Net book value	$210,505

During the period ended June 30, 2006, the Company did not amortize its architectural plans and some technical equipment and machinery equipment as construction has not yet been completed. The net carrying amount of architectural plans and technical equipment and machinery not being amortized was $33,643 as of June 30, 2006.

Patents

June 30,
2006

Patents	$322,138
Accumulated depreciation	-

Net book value	$322,138

During the period ended June 30, 2006, the Company did not amortize its patents as the patents have not yet been awarded and/or they have not begun to generate revenues. The net carrying amount of patents not being amortized was $322,138 as of June 30, 2006.

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

4.	EQUIPMENT AND PATENTS (continued)

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments in its assets. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

5.	LOANS PAYABLE -CURRENT

During the six months ended June 30, 2006, several loans were granted from an individual totaling Euro 350,000 (US -$441,977). The loans bear interest of 6% per annum and are due as follows:

Principal	Due Date

Euro 125,000 (US -$157,849)	March 31, 2007
Euro 125,000 (US -$157,849)	March 31, 2007
Euro 100,000 (US -$126,279)	June 13, 2007

6.	LOANS PAYABLE

During the six months ended June 30, 2006, a loan was granted from a company for $100,000. The loan bears interest at 8% per annum, compounded annually, and is due May 15, 2008.

During the six months ended June 30, 2006, a loan was granted from a company for $250,000. The loan bears interest at 8% per annum, compounded annually, and is due May 15, 2008.

7.	RELATED PARTY TRANSACTIONS

Loans Receivable

During the six months ended June 30, 2006, several loans were granted to the former shareholders of EDI totaling Euro 24,640 (US -$31,115). The loans bear interest at 3% per annum and are due December 31, 2006.

During the six months ended June 30, 2006, a loan was granted to an officer and director of the Company and a managing director of EDI, for Euro 2,860 (US -$3,612). The loan bears interest at 3% per annum and is due on December 31, 2006.

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued) Loans Receivable (continued)

During the year ended December 31, 2005, a loan was granted to a former shareholder of EDI for Euro 10,000 (US -$12,679). The loan bears interest at 6% per annum and is due on December 31, 2006.

During the year ended December 31, 2005, a loan was granted to an officer and director of the Company and a managing director of EDI, for Euro 115,000 (US -$145,221). The loan bears interest at 6% per annum and is due on December 31, 2006

During the year ended December 31, 2005, a loan was granted to an officer and director of the Company and a managing director of EDI, for Euro 25,000 (US -$31,570). The loan bears interest at 6% per annum and is due on December 31, 2006.

Loans Payable -Current

During the six months ended June 30, 2006, a loan was granted from a company related to an officer and director of the Company and a managing director of EDI, for Euro 90,000 (US -$113,651). The loan bears interest of 6% per annum and is due March 31, 2007.

During the year ended December 31, 2005, a loan was granted from an officer and director of the Company and a managing director of EDI, for Euro 36,000 (US -$45,460). During the six months ended June 30, 2006, an additional loan for Euro 50,000 (US -$63,139) was granted. The loans are non-interest bearing and have no specific terms for repayment.

During the year ended December 31, 2005, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 5,000 (US -$6,314). The loan bears interest at 6% per annum and is due on December 31, 2006

Loans Payable

During the year ended December 31, 2004, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 8,000 (US -$10,102). The loan bears interest at 7% annum and is due on December 31, 2009

Other

Consulting fees paid to an officer of the Company for the six and three months ended June 30, 2006 totaled $2,000 and $2,000 respectively. Management fees paid to the managing directors of EDI for the six and three months ended June 30, 2006 totaled Euro 120,000 (US -$146,567) and Euro 60,000 (US -$72,125) respectively. Lease fees for office space paid to an individual related to an officer and director of the Company and a managing director of EDI, for the six and three months ended June 30, 2006 totaled Euro 6,546 (US -$8,041) and Euro 3,273 (US -$3,934) respectively.

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

8.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 1,000,000,000 shares of common stock, par value $0.001. Effective March 9, 2006, the Company effected a stock split of its common stock by issuing five new shares for every one old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock split.

On December 7, 2004, the Company issued 50,000,000 shares of common stock for total proceeds of Euro 35,750 (US -$46,833).

On April 26, 2006, the Company acquired all the issued and outstanding stock of EDI, which was accounted for as a recapitalization of the Company (Note 1) in exchange for 50,000,000 shares of common stock. The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and EDI.

9.	STOCK OPTIONS

On May 5, 2006, the Company adopted a stock incentive plan (the “2006 Stock Option Plan”) to provide incentives to employees, directors and consultants. The Stock Plan provides for the issuance of up to 11,000,000 options with a maximum term of five years. The maximum aggregate number of shares that may be optioned and sold under the 2006 Stock Option Plan will be increased effective the first day of each of the Company’s fiscal quarters, beginning with the fiscal quarter commencing May 1, 2006, by an amount equal to the lesser of 10% of the total increase in the number of outstanding shares during the previous fiscal quarter and a lesser number of shares as may be determined by the Board of Directors of the Company.

		Weighted
		Average
	Number	Exercise Price

Options outstanding, beginning of the period	-
Granted	11,000,000	$1.00
Exercised	-
Expired	-
Options outstanding,, June 30, 2006	11,000,000	$1.00
Options exercisable, June 30, 2006	2,180,000	$1.00
Weighted average fair value of options granted during the six months ended June 30, 2006		$1.18

On May 5, 2006, the Company granted stock options to officers, directors and consultants under the 2006 Stock Option Plan, to acquire a total of 11,000,000 shares of common stock exercisable at a price of $1.00 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

9.	STOCK OPTIONS (continued)

A summary of stock options outstanding at June 30, 2006, is as follows:

		Outstanding Options		Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 1.00	4,200,0000	8.83	$ 1.00	840,000	$ 1.00
$ 1.00	500,000	8.83	$ 1.00	100,000	$ 1.00
$ 1.00	2,000,000	8.83	$ 1.00	400,000	$ 1.00
$ 1.00	1,190,000	8.83	$ 1.00	240,000	$ 1.00
$ 1.00	500,000	8.83	$ 1.00	100,000	$ 1.00
$ 1.00	500,000	5.83	$ 1.00	250,000	$ 1.00
$ 1.00	250,000	7.83	$ 1.00	-	$ 1.00
$ 1.00	250,000	7.83	$ 1.00	-	$ 1.00
$ 1.00	250,000	7.83	$ 1.00	-	$ 1.00
$ 1.00	200,000	7.83	$ 1.00	-	$ 1.00
$ 1.00	200,000	7.83	$ 1.00	-	$ 1.00
$ 1.00	200,000	5.83	$ 1.00	100,000	$ 1.00
$ 1.00	200,000	5.83	$ 1.00	100,000	$ 1.00
$ 1.00	100,000	7.83	$ 1.00	-	$ 1.00
$ 1.00	100,000	5.83	$ 1.00	50,000	$ 1.00
$ 1.00	80,000	7.83	$ 1.00	-	$ 1.00
$ 1.00	50,000	7.83	$ 1.00	-	$ 1.00
$ 1.00	30,000	5.83	$ 1.00	-	$ 1.00
$ 1.00	200,000	9.83	$ 1.00	-	$ 1.00

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.30%
Dividend yield rate	0.00%
Price volatility	110.00%
Weighted average expected life of options	7.84 years

The Company recognized stock-based compensation of $2,566,405 being the fair value of the options vested and exercisable in the year.

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

10.	SEGMENT INFORMATION

The Company’s operations following the acquisition of EDI were conducted in one reportable segment, being the distribution and maintenance of water exploration machinery and equipment and the provision of related services.

11.	COMMITMENTS

On May 29, 2006, EDI entered into a managing service contract with a managing director of EDI effective August 1, 2006 to pay monthly management fees of Euro 5,600 (US -$7,072). The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age.

On January 1, 2006, EDI entered into a vehicle lease agreement that requires monthly lease payments of Euro 903 (US -$1,140) plus taxes and expires on January 1, 2010.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 per hour. The contract terminates on December 31, 2007.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 per hour. The contract terminates on December 31, 2007.

On July 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 600 (US -$758) plus taxes.

On March 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 491 (US -$620) plus taxes.

On July 1, 2005, EDI entered into a freelance agreement with an individual effective July 1, 2005 to pay monthly consulting fees of Euro 8,000 (US -$10,102). The contract may be terminated at the end of each calendar quarter by giving written notice of six months.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005 to pay monthly management fees of Euro 10,000 (US $12,628) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age.

INVISION CAPITAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2006
(Unaudited)

11.	COMMITMENTS (continued)

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005 to pay monthly management fees of Euro 10,000 (US $12,628) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age.

12.	SUBSEQUENT EVENTS

On July 6, 2006, the Company approved a private placement with a corporate investor for a total of 1,086,956 units at a price of $0.92 per unit, for total proceeds of $1,000,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.92 per share for a period of two years from the date of closing.

On July 17, 2006, a loan was granted from a company for $100,000. The loan bears interest at 8% per annum, compounded annually, and is due July 17, 2008.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Invision” mean Invision Capital, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

Effective on April 26, 2006, we completed the acquisition of EDI Exploration Drilling International GmbH (“EDI”). Prior to our acquisition of EDI, we had been engaged in the business of acquiring, exploring and developing mineral properties. We had previously owned an option to acquire a 100% undivided interest in a mineral property located in the Thunder Bay Mining Division in the Province of Ontario, Canada, that we called the Muriel Lake Property. In order to focus our resources on developing EDI’s business, we no longer intend to proceed with our mineral property acquisition and exploration activities. As such, we intend to allow our option to the Muriel Lake Property to lapse.

Our acquisition of EDI has been accounted for as a reverse acquisition. As such, for accounting purposes, EDI has been treated as the acquiring entity and the fiscal year end of EDI, being December 31 of each year, has been adopted as our fiscal year end for purposes of our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). In accordance with the SEC’s guidance on reverse acquisitions, commencing with the quarter in which the acquisition of EDI was completed, the Company’s periodic reports are being filed based on EDI’s fiscal year, and no transition report will be filed by the Company with respect to the change in year-end. As such, the Company did not file a Quarterly Report on for the period ended April 30, 2006, and has, instead, filed this Quarterly Report on Form 10-QSB covering the three and six month periods ended June 30, 2006.

On May 2, 2006, we filed a Current Report on Form 8-K with the SEC reporting our acquisition of EDI. A detailed description of EDI’s business is included in that report. On June 7, 2006, we filed a Current Report on Form 8-K with the SEC reporting the change in our fiscal year end.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the second quarter and six month period ended June 30, 2006 and changes in our financial condition from December 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Current Report on Form 8-K filed with the SEC on May 2, 2006.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant developments since January 31, 2006, the date of our last filed Quarterly Report:

1.

On March 20, 2006, Frank Rigney resigned as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer and also as a member of our Board of Directors. John Boschert, a member of the Board of Directors, was appointed as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer in Mr. Rigney’s place.

2.

On March 27, 2006, we completed a 5-for-1 split of our common stock. As a result of the stock split, our authorized capital was increased from 200,000,000 shares of common stock, with a par value of $0.001 per share, of which there were 10,398,400 shares issued and outstanding, to 1,000,000,000 shares of common stock, with a par value of $0.001 per share, of which there were 51,992,000 shares issued and outstanding.

3.	Also effective March 27, 2006, our trading symbol on the Over-The-Counter Bulletin Board was changed from “IVCL” to “IVCA.”

4.

Effective April 26, 2006, we completed the acquisition of EDI. The acquisition of EDI was completed pursuant to the terms of the Share Purchase Agreement executed on April 21, 2006 and dated for reference April 5, 2006 among us, EDI, EDI Exploration Drilling International Holding GmbH (“EDI Holding”) and Frank Rigney. In exchange for all of the shares of EDI, we issued to EDI Holding a total of 50,000,000 shares of our common stock. Concurrently, EDI Holding purchased an additional 20,000,000 shares of our common stock from Mr. Rigney at an aggregate price of $10,000. Mr. Rigney was a member of our Board of Directors and our sole executive officer from our inception until March 20, 2006. As a result of the sale of his shares to EDI Holding, Mr. Rigney no longer owns any shares of our common stock.

5.

Upon the completion of the acquisition on April 26, 2006, Rainer Rotthaeuser was appointed to our Board of Directors, and as our Chief Executive Officer and President, and Guenter Thiemann was appointed as our Chief Financial Officer and Treasurer. John Boschert continues to act as our Secretary and is a member of our Board of Directors on a temporary basis. Pursuant to the terms of the Share Purchase Agreement, within 10 days after an information statement prepared in accordance with Rule 14f-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) is mailed to our stockholders and filed with the SEC, Mr. Thiemann will replace Mr. Boschert on our Board of Directors. We have not yet filed a Rule 14f-1 Information statement with respect to the appointment of Mr. Thiemann, however we still intend to do so. In the meantime, Mr. Boschert continues to act as a member of our Board of Directors. Mr. Boschert is expected to continue to act as our Secretary.

6.

Effective May 5, 2006, our Board of Directors adopted and approved our 2006 Stock Option Plan (the “Option Plan”). The Option Plan allows us to grant certain options to our officers, directors and employees, as well as certain qualifying consultants. A total of 11,000,000 shares of our common stock are available for issuance under the Option Plan. However, the maximum aggregate number of shares of our common stock that may be optioned and sold under the Option Plan will increase effective on the first day of each of our fiscal quarters by an amount equal to the lesser of: (i) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter; or (ii) such lesser number of shares of common stock as may be determined by our Board of Directors.

7.

Also on May 5, 2006, we issued non-qualified stock options to purchase a total of 11,000,000 shares of common stock to various of our employees, officers, directors and consultants pursuant to the Option Plan. Each of the options was granted with an exercise price of $1.00 per share and contain staggered vesting provisions. Each of the options granted will expire 5 years after the date such options become vested.

8.

Effective May 13, 2006, EDI entered into a joint venture agreement with A. Abunayyan Trading Corporation to seek out and complete water exploration drilling projects in Saudi Arabia. The agreement extends for a period of 3 years, and will automatically renew for successive 3 year terms unless either party provides written notice of its intention not to renew the agreement at least 90 days prior to the expiration of the current 3 year term.

9.	On June 5, 2006, we dismissed Cordovano and Honeck, LLP and engaged Davidson & Company, Chartered Accountants as its principal independent accountant.

10.

In July, 2006, we approved an offering of 1,086,956 units at a price of $0.92 per unit, for total potential proceeds of $1,00,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.92 per share for a period of two years from the date of closing. This private placement offering has not yet been completed, and there are no assurances that it will complete on the terms as described above, if at all.

PLAN OF OPERATION

During the next twelve months, EDI will seek to gain market penetration for its products and processes within the drilling industry. In order to do so, EDI will seek to use its own business contacts and will obtain the assistance of business consultants with local and international connections. Over the next year, EDI will focus on developing relationships and contacts in Germany, the Middle East, Namibia and India, in an effort to generate access to drilling projects and corresponding sales of EDI’s products and services:

(a)

Germany: The water supply market, and the corresponding market for well drilling projects, is fragmented by nature and will require EDI to establish contacts with a number of regional water suppliers, and, in certain cases, with private utility companies. Through the business contacts of its management, EDI has already begun to establish open dialogues with private and public water supply companies in an effort to promote its products. In addition, EDI will attempt to obtain access to geothermal pilot projects in an effort to market the benefits of its Fluid Finder and Medium Changer technology to the geothermal energy process.

(b)

The Middle East: The Middle East contains some of the most arid environments in the world. For example, 97 percent of Egypt is covered by desert. As a result, there is a distinct market for groundwater pumping and irrigation projects. Within these markets, EDI will attempt to offer its services as a general contractor and sub-contractor for well drilling projects. EDI has formed relationships with drilling companies in Saudi Arabia and Bahrain and will seek to parlay these contacts into well drilling contracts within those countries. In addition, EDI is also seeking to gain access to well drilling projects in the United Arab Emirates and Egypt.

(c)

Namibia: The West African Country of Namibia has one of the most arid climates in the world. 83% of the rainfall experienced in Namibia evaporates soon after it falls. In Namibia, there are currently 150,000 water wells in operation, however 75% of these do not pump drinking quality water. Supplying drinking water for household consumption has become an important goal for the Government of Namibia. EDI is currently in negotiations with the Namibian government to conduct test demonstrations of its technologies and processes.

(d)	India: India is one of the most populous countries in the world and is an emerging industrial giant. With the increase in development, India’s demands for water supplies continue to grow.

EDI has reached a preliminary agreement with a drilling company based in Hyderabad, India, to form a joint venture in order to exploit their respective expertise and business contacts.

In addition, EDI will also explore opportunities for its products in other international markets, focusing primarily on countries where there is an established need for water well drilling technologies and services.

We anticipate that we will require approximately EUR 3,000,000 ($3,780,000) to complete EDI’s plan of operation over the next twelve months. The majority of this amount will be spent on marketing presentations, product demonstrations and legal and other consulting fees associated with establishing EDI’s presence in international markets. In addition, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees we expect to incur in meeting ongoing reporting obligations under United States securities laws.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date, and there are no assurances that we will be able to generate revenues in the future. As such, our ability to complete our plan of operation is expected to be dependent upon our ability to obtain substantial financing in the near term.

Any financing that we obtain is expected to be in the form of sales of our equity securities as traditional debt financing is not expected to be available to us at this stage of our development. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. If we are not successful in raising sufficient financing, we will not be able to complete our current plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$ --	$ --	n/a	$ --	$ --	n/a
Expenses	(3,244,503)	(19,214)	16,786.1%	(3,729,056)	(92,839)	3,916.7%
Interest income	3,085	--	n/a	6,039	--	n/a
Net Loss	$(3,241,418)	$(19,214)	16,770.1%	$(3,723,017)	$(92,839)	3,910.2%

Revenues

We are in the development stage of our business and have not earned any revenues to date. We have not yet entered into any agreements for our products or services and there are no assurances that we will be able to generate any future revenues or generate any future sales of our products or services.

Expenses

Our operating expenses for the quarterly periods ended June 30, 2006 and 2005 consisted of the following:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Professional and management fees	$299,102	$141	212,029.1%	$532,498	$14,809	3,495.8%
Other operating expenses	378,693	19,065	1,886.3%	629,668	77,505	712.4%
Stock compensation expense	2,566,405	--	n/a	2,566,405	--	n/a
Foreign currency loss	303	8	3,687.5%	485	525	(7.6)%
Total Expenses	$3,244,503	$19,214	16,786.1%	$3,729,056	$92,839	3,916.7%

The largest component of our expenses for the period ended June 30, 2006 is stock based compensation. The amounts recognized on account of stock based compensation are based on the fair value of the options granted pursuant to our 2006 Stock Option Plan, calculated using the Black-Scholes option pricing model. See Note 9 to our financial statements included with this Quarterly Report.

Included in professional fees are amounts incurred by us in connection with our acquisition of EDI and with meeting our reporting obligations under applicable securities laws.

Subject to our ability to obtain additional financing, of which there is no assurance, we anticipate that our operating expenses will continue to increase as we pursue our plan of operation.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$574,727	$613,729	(6.4)%
Current Liabilities	(1,199,206)	(133,631)	797.4%
Working Capital (Deficit)	$ (624,479)	$480,098	(230.1)%

The decrease in our working capital surplus is primarily attributable to the fact that our primary source of financing during the previous 6 months has been debt financing.

During the six month period ended June 30, 2006, we obtained loans in the amount of EUR 440,000 (approximately $555,628). These loans bear interest at a rate of 6% per annum and are repayable as follows:

(a)	EUR 340,000 (approximately $429,349) on or before March 31, 2007; and
(b)	EUR 100,000 (approximately $126,279) on or before June 13, 2007.

In addition to the above amounts, we also obtained loans in the amount of $350,000 during the six months ended June 30, 2006. These loans bear interest at a rate of 8% per annum and are repayable by May 15, 2008.

Subsequent to our fiscal period ended June 30, 2006, we obtained an additional loan in the amount of $100,000, bearing interest at a rate of 8% per annum, and repayable on or before July 17, 2008.

Cash Flows
	Six Months Ended June 30,2006
	2006	2005
Cash Flows used in Operating Activities	$(1,031,650)	$(81,988)
Cash Flows used in Investing Activities	(328,489)	(23,932)
Cash Flows from Financing Activities	1,260,813	72,153
Effects of Foreign Currency Translations	(8,080)	(7,982)
Net Decrease in Cash During Period	$(107,406)	$(41,749)

Financing Requirements

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and/or operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

(a)	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

(b)	our ability to compete with other existing technologies; and

(c)	the success of any marketing and promotional campaign which we conduct for our products once development is complete.

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business.

At June 30, 2006, we had a working capital deficit of $624,479 and we anticipate that we will require approximately $3,780,000 to complete our plan of operation for the next twelve months. We currently do not have sufficient working capital to meet our current obligations or to complete our plan of operation. As a result, we require additional financing.

In July, 2006, we approved an offering of 1,086,956 units at a price of $0.92 per unit, for total potential proceeds of $1,000,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.92 per share for a period of two years from the date of closing. This private placement offering has not yet been completed, and there are no assurances that it will complete on the terms as described above, if at all.

Other than the approved offering described above, we do not have any financing arrangements in place and there are no assurance that we will be able to obtain sufficient financing on terms that are acceptable to us, or at all. It is expected that future financings will be in the form of private placements of our equity securities; however, there is no assurance that we will be able to raise the necessary capital to continue our operations. If we are successful in obtaining financing through the sale of shares of our common stock, of which there are no assurances, the interests of our existing stockholders will be diluted.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified those accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the consolidated financial statements included with this Quarterly Report on Form 10-QSB.

Reverse Acquisition Accounting

Under generally accepted accounting principles, the acquisition of EDI has been accounted for as a reverse acquisition and EDI has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of EDI and not Invision Capital, Inc. The operations of Invision will be included in the consolidated statement of operations from the effective date of the acquisition, April 26, 2006.

RISKS AND UNCERTAINTIES

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of $3,780,000 in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

Limited Operating History, Risks Of A New Business Venture

EDI was formed on December 7, 2004 and, as such, has a very short operating history upon which future performance may be assessed. EDI has not earned any revenues to date.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our Operations May Be Subject To Extensive Government Regulations

Well drilling is an inherently dangerous activity. As such, we expect that any well projects that we participate in will be subject to a number of government safety and environmental regulations. Obtaining any necessary permits and/or governmental approvals may be a lengthy and costly process. As we currently do not have any drilling contracts in place and are seeking to market our products and services in a number of countries, the full extent of these regulations is not yet fully known. There are no assurances that we will be able to obtain the necessary government approvals or that the costs associated with obtaining those approvals will be affordable to us.

Competition Is Intense And We May Be Unable To Achieve Market Acceptance

EDI competes directly with traditional well drilling contractors. The market for well drilling contractors and equipment providers is mature and well established. As such, the business environment in which we intend to operate is highly competitive. Currently, there exist a number of established methods, products and technologies used in the well drilling process and we expect to experience competition from a number of established companies involved this industry. Many of our potential competitors will have greater technical, financial, marketing, sales and other resources than us.

Our ability to compete within this industry is dependent upon our ability to differentiate our processes, products and technologies from those already existing in the marketplace and our ability to create public awareness of the advantages those processes, products and technologies present. Although our management has experience in the well drilling industry, as an entity, we are new entrants to that industry and our technologies have not yet gained marketplace acceptance. We are unable to provide assurances that our target customers and markets will accept our technologies or will purchase our products and services in sufficient quantities to achieve profitability. If a significant market fails to develop or develops more slowly than we anticipate, we may be unable to meet our operational expenses. Acceptance of our products will depend upon a number of factors, including the cost competitiveness of our products, customer reluctance to try new products or services, regulatory requirements or the emergence of more competitive or effective products.

Rapid Technological Changes In Our Industry Could Make Our Products Obsolete

If new technologies, products and industry standards develop at a rapid pace, they could make our products obsolete. Our future success will depend upon our ability to develop and introduce product enhancements to address the needs of customers. Material delays in introducing product enhancements may cause customers to forego purchases of our product and purchase those of competitors.

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. A number of international patent applications have been filed with respect to EDI’s technologies. However, there is no assurance that a final patent will be granted for any of the patent pending technologies underlying our proposed products. If we are not able to obtain a patent for any of the technologies, we will only be able to protect our products and technological processes by maintaining the secrecy of those products and processes.

Even if we are able to obtain patents for our technologies, we may be required to defend our intellectual property rights through litigation. The financial cost of such litigation could have a material impact on our financial condition even if we are successful in developing and marketing products and in defending any of our intellectual property rights, of which there is no assurance. Furthermore, an adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition and results of operations.

Dependence On Key Personnel

Our success will largely depend on the performance of our directors and officers and the managers of EDI. Our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

ITEM 3.                     CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS.

None.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective April 26, 2006, the Company completed the acquisition of EDI. The acquisition of EDI was completed pursuant to the terms of the Share Purchase Agreement executed on April 21, 2006 and dated for reference April 5, 2006 among the Company, EDI, EDI Holding and Frank Rigney. In exchange for all of the shares of EDI, the Company issued to EDI Holding a total of 50,000,000 shares of common stock. Concurrently, EDI Holding purchased an additional 20,000,000 shares of the Company’s common stock from Mr. Rigney at an aggregate price of $10,000. Mr. Rigney was a member of our Board of Directors and our sole executive officer from our inception until March 20, 2006. As a result of the sale of his shares to EDI Holding, Mr. Rigney no longer owns any shares of our common stock

In July, 2006, we approved an offering of 1,086,956 units at a price of $0.92 per unit, for total potential proceeds of $1,000,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.92 per share for a period of two years from the date of closing. This private placement offering has not yet been completed, and there are no assurances that it will complete on the terms as described above, if at all.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                     OTHER INFORMATION.

None.

ITEM 6.                     EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital(3)

3.3	Bylaws.(1)

4.1	Specimen Common Stock Certificate.(1)

10.1	Option Purchase and Royalty Agreement.(1)

10.2	Amendment to Option Purchase and Royalty Agreement.(2)

10.3

Share Purchase Agreement between EDI Exploration Drilling International Holding GmbH, Invision Capital, Inc., EDI Exploration Drilling International GmbH and Frank Rigney, dated for reference the 5th day of April, 2006.(4)

10.4	Agreement and Deed of Transfer between EDI Exploration Drilling International Holding GmbH and Invision Capital, Inc. dated for reference as of the 26th day of April, 2006.(5)

10.5	2006 Stock Option Plan.(6)

10.6	Joint Operating Agreement Between A. Abuynayyan Trading Corporation and EDI Exploration Drilling International GmbH.(7)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2006.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2006.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 28, 2006.

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed since January 31, 2006, the date of our last filed Quarterly Report:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of Form 8-K
2006/06/05	2006/06/07	Item 4.01 - Engagement of Davidson & Company, Chartered Accountants and dismissal of Cordovano and Honeck, LLP as principal independent accountant.

Item 5.03 - Change of fiscal year end from July 31 to December 31.
2006/05/13	2006/06/28	Item 1.01 - Entry by EDI into a joint venture agreement with A. Abunayyan Trading Corporation (“ATC”) to seek out and complete water exploration drilling projects in Saudi Arabia.
2006/05/05	2006/05/11	Item 1.01 - Adoption of 2006 Stock Option Plan and grant of options pursuant to the 2006 Stock Option Plan.
2006/04/26	2006/05/02	Item 2.01 - Completion of acquisition of EDI Exploration Drilling International GmbH (“EDI”).

Item 3.02 - Issuance of 50,000,000 shares to EDI Exploration Drilling International Holding GmbH.

Item 5.01 - Change in control from Frank J. Rigney to EDI Exploration Drilling International  Holding GmbH.

Item 5.02 - Appointment of R. Rotthaeuser as Director, President and CEO and appointment of G. Thiemann as Treasurer and CFO.
2006/04/21	2006/04/27	Item 1.01 - Entry into a share purchase agreement dated for reference as of April 5, 2006 with EDI Exploration Drilling International Holding GmbH (“EDI Holding”), EDI Exploration Drilling International GmbH (“EDI”) and Frank Rigney for the purchase of a 100% ownership interest in EDI from EDI.
2006/03/27	2006/03/27	Item 5.03 - Five-for-one forward stock split and concurrent increase to authorized capital to 1,000,000,000 shares of common stock.

Item 8.01 - Change to OTC Bulletin Board trading symbol from IVCL to IVCA.
2006/03/20	2006/03/21	Item 5.02 - Resignation of Frank Rigney as President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer and as a member of the Board of Directors and appointment of John Boschert as President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISION CAPITAL, INC.

Date:	August 19, 2006	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
President and Chief Executive Officer
(Principal Executive Officer )

Date:	August 19, 2006	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer
(Principal Financial Officer )

Date:	August 19, 2006	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary