Form 10QSB
period 2006-09-30
EXPLORATION DRILLING INTERNATIONAL INC.
filed 2006-11-14
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2006

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

COMMISSION FILE NUMBER 000-50459

EXPLORATION DRILLING INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0396733
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 212
Blaine, WA 98230
(Address of principal executive offices)

(360) 305-5696
Issuer's telephone number

Invision Capital, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2006, the Issuer had 102,706,285 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EXPLORATION DRILLING INTERNATIONAL INC.

(formerly Invision Capital, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

September 30, 2006
(Unaudited)

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

September 30,
2006

ASSETS

Current Assets
Cash and cash equivalents	$504,363
Other receivables	180,007
Loans receivable (Note 7)	234,848
Prepaid expenses	106,624
Deferred tax asset, less valuation allowance of $872,855	-
Total Current Assets	1,025,842

Equipment (Note 4)	227,554
Patents (Note 4)	315,382

Total Assets	$1,568,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$579,222
Loans payable -current (Notes 5 and 7)	809,270
Total Current Liabilities	1,388,492

Loans payable (Notes 6 and 7)	677,056

Total Liabilities	2,065,548

Commitments (Note 11)

Stockholders’ Deficit
Common stock (Note 8)
Authorized
1,000,000,000 common shares, par value $0.001
Issued and outstanding
102,706,285	102,706
Additional paid-in capital	4,529,962
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	4,189
Deficit accumulated during the development stage	(5,133,627)
Total Stockholders’ Deficit	(496,770)

Total Liabilities and Stockholders’ Deficit	$1,568,778

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine	Three	Three
	From Inception	Months	Months	Months	Months
	(December 7, 2004)	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005

EXPENSES

Professional and management fees	$826,943	$714,036	$129,708	$181,538	$114,899
Other operating expenses	1,743,738	1,000,867	314,594	371,199	237,089
Stock compensation expense	2,566,405	2,566,405	-	-	-
Foreign currency loss	6,166	4,124	207	3,639	(318)

LOSS BEFORE OTHER ITEM
AND INCOME TAXES	5,143,252	4,285,432	444,509	556,376	351,670

OTHER ITEM
Interest income	9,625	9,291	31	3,252	31

LOSS BEFORE INCOME TAXES	5,133,627	4,276,141	444,478	553,124	351,639

Provision for income taxes	-	-	-	-	-

NET LOSS	5,133,627	4,276,141	444,478	553,124	351,639

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	4,189	9,129	-	36,491	-

COMPREHENSIVE LOSS	$5,129,438	$4,267,012	$444,478	$516,633	$351,639

BASIC AND DILUTED NET LOSS
PER SHARE		$(0.05)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		80,751,812	51,992,000	102,007,528	51,992,000

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine
	From Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to September 30,	September 30,	September 30,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,133,627)	$(4,276,141)	$(444,478)
Adjustments to reconcile net income to cash used in development stage activities:
Amortization	52,113	38,556	-
Stock compensation expense	2,566,405	2,566,405	-
Change in operating assets and liabilities:
Increase in other receivables	(92,352)	(92,352)	-
Increase in other assets and prepaid expense	(287,450)	-	(89,472)
Increase in prepaid expenses	(104,527)	(104,527)	-
Increase in accounts payable and accrued liabilities	387,705	387,705	-
Increase in trade, other and accrued liabilities	149,939	-	26,963

Net cash used in operating activities	(2,461,794)	(1,480,354)	(506,987)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from loans receivable	25,744	25,744	-
Acquisition of equipment	(279,667)	(113,602)	(66,287)
Acquisition of patents	(315,382)	(265,080)	-

Net cash used in investing activities	(569,305)	(352,938)	(66,287)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash acquired from Invision Capital, Inc.	81,587	81,587	-
Issuance of capital stock for cash	546,833	500,000	12,731
Proceeds of funds to additional paid-in capital	1,585,998	301,190	487,364
Proceeds from loans payable	1,311,758	1,311,758	61,869

Net cash provided by financing activities	3,526,176	2,194,535	561,964

Provision for income taxes	-	-	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	9,286	14,226	(5,067)

NET INCREASE (DECREASE) IN CASH	504,363	375,469	(16,377)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	128,894	41,749

CASH AND CASH EQUIVALENTS, END OF PERIOD	$504,363	$504,363	$25,372

CASH PAID FOR:

Interest	$38,568	$37,564	$173

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Exploration Drilling International Inc. (formerly Invision Capital, Inc.) (the “Company”) was incorporated on January 24, 2003, under the Laws of the State of Nevada and was in the business of acquiring, exploring and developing mineral properties. Effective April 26, 2006, the Company acquired 100% of the issued and outstanding shares of EDI Exploration Drilling International GmbH (“EDI”), a company engaged in the distribution and maintenance of water exploration machinery and equipment and the provision of related services. The Company has abandoned its mineral property acquisition and exploration activities in order to focus its resources on the development and marketing of EDI’s proprietary technology. The Company is considered to be a development stage company, as it has not generated revenues from operations.

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2006 and for all periods presented, have been included. Interim results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

2.	GOING CONCERN

These consolidated financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
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

No depreciation for the architectural plans is provided for as construction has not yet been completed.

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(k)	Stock-based compensation (continued)

described in SFAS 123 (R), using the Black-Scholes option-pricing model, the results of operations would have remained unchanged because no options have been granted in the comparative periods.

	(l)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of September 30, 2006 and 2005, there were no potentially dilutive securities outstanding.

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

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non- monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non- monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period- specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent accounting pronouncements (continued)

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

(p) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	EQUIPMENT AND PATENTS

Equipment

September 30,
2006

Architectural plans	$17,819

Well system	1,777
Technical equipment and machinery	228,097
Vehicle	12,251
Office and other equipment	19,723
261,848
Accumulated amortization	(52,113)
209,735

Net book value	$227,554

During the period ended September 30, 2006, the Company did not amortize its architectural plans as construction has not yet been completed. The net carrying amount of architectural plans not being amortized was $17,819 as of September 30, 2006.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
(Unaudited)

4.	EQUIPMENT AND PATENTS (continued)

Patents
September 30,
2006

Patents	$315,382
Accumulated amortization	-

Net book value	$315,382

During the period ended September 30, 2006, the Company did not amortize its patents as the patents have not yet been awarded and/or they have not begun to generate revenues. The net carrying amount of patents not being amortized was $315,382 as of September 30, 2006.

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

During the nine months ended September 30, 2006, several loans were granted from a third party individual totaling Euro 350,000 (US -$443,993). The loans bear interest of 6% per annum and are due as follows:

Principal	Due Date

Euro 125,000 (US -$158,569)	March 31, 2007
Euro 125,000 (US -$158,569)	March 31, 2007
Euro 100,000 (US -$126,855)	June 13, 2007

During the nine months ended September 30, 2006, a loan was granted from a third party individual for Euro 23,000 (US -$29,177). The loan bears interest at 7% per annum and has no specific terms for repayment.

During the nine months ended September 30, 2006, two loans were granted from a third party individual for Euro 20,000 (US -$25,371) and Euro 15,000 (US -$19,028). The loans bear interest at 5% per annum and are due December 31, 2006.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
(Unaudited)

6.	LOANS PAYABLE

During the nine months ended September 30, 2006, a loan was granted from a third party company for $100,000. The loan bears interest at 8% per annum, compounded annually, and is due March 20, 2008.

During the nine months ended September 30, 2006, several loans were granted from a third party company totaling $550,000. The loans bear interest at 8% per annum, compounded annually, and are due as follows:

Principal	Due Date

$250,000	May 15, 2008
$100,000	July 17, 2008
$200,000	July 28, 2008

7.	RELATED PARTY TRANSACTIONS

Loans Receivable

During the nine months ended September 30, 2006, several loans were granted to former shareholders of EDI totaling Euro 24,640 (US -$31,257). The loans bear interest at 3% per annum and are due December 31, 2006.

During the nine months ended September 30, 2006, a loan was granted to an officer and director of the Company and a managing director of EDI, for Euro 2,860 (US -$3,628). The loan bears interest at 3% per annum and is due on December 31, 2006.

During the year ended December 31, 2005, a loan was granted to a former shareholder of EDI for Euro 10,000 (US -$12,685). The loan bears interest at 6% per annum and is due on December 31, 2006.

During the year ended December 31, 2005, a loan was granted to an officer and director of the Company and a managing director of EDI, for Euro 115,000 (US -$145,883). The loan bears interest at 6% per annum and is due on December 31, 2006.

During the year ended December 31, 2005, a loan was granted to an officer and director of the Company and a managing director of EDI, for Euro 25,000 (US -$31,714). The loan bears interest at 6% per annum and is due on December 31, 2006.

Loans Payable -Current

During the nine months ended September 30, 2006, a loan was granted from a company with a shareholder related to an officer and director of the Company and a managing director of EDI, for Euro 90,000 (US -$114,169). The loan bears interest of 6% per annum and is due March 31, 2007.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the year ended December 31, 2005, a loan was granted from an officer and director of the Company and a managing director of EDI, for Euro 36,000 (US -$45,668). During the nine months ended September 30, 2006, an additional loan for Euro 50,000 (US -$63,427) was granted. The loans are non-interest bearing and have no specific terms for repayment.

During the year ended December 31, 2005, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 5,000 (US -$6,343) and bears interest at 6% per annum. During the nine months ended September 30, 2006, an additional loan was granted for Euro 12,000 (US -$15,223) and bears interest at 5% per annum. The loans are due on December 31, 2006.

During the nine months ended September 30, 2006, a loan was granted from EDI Holding for Euro 20,000 (US -$25,371). The loan is non-interest bearing and is due on demand.

Loans Payable

During the year ended December 31, 2004, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 8,000 (US -$10,148). The loan bears interest at 7% annum and is due on December 31, 2009.

Other

Consulting fees paid to an officer of the Company for the nine and three months ended September 30, 2006 totaled $5,000 and $3,000 respectively. Management fees paid to the managing directors of EDI for the nine and three months ended September 30, 2006 totaled Euro 191,200 (US -$237,775) and Euro 71,200 (US -$90,758) respectively. Lease fees for office space paid to an individual related to an officer and director of the Company and a managing director of EDI, for the nine and three months ended September 30, 2006 totaled Euro 9,820 (US -$12,212) and Euro 3,273 (US -$4,172) respectively.

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
(Unaudited)

8.	COMMON STOCK (continued)

On April 26, 2006, the Company acquired all the issued and outstanding stock of EDI, which was accounted for as a recapitalization of the Company (Note 1) in exchange for 50,000,000 shares of common stock. The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and EDI.

On September 28, 2006, the Company issued 714,285 units at a price of $0.70 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $500,000. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.70 per share for a period of two years from the date of closing.

9.	STOCK OPTIONS AND WARRANTS

Stock Options

On May 5, 2006, the Company adopted a stock incentive plan (the “2006 Stock Option Plan”) to provide incentives to employees, directors and consultants. The Stock Option Plan provides for the issuance of up to 11,000,000 options with a maximum term of five years. The maximum aggregate number of shares that may be optioned and sold under the 2006 Stock Option Plan will be increased effective the first day of each of the Company’s fiscal quarters, beginning with the fiscal quarter commencing May 1, 2006, by an amount equal to the lesser of 10% of the total increase in the number of outstanding shares during the previous fiscal quarter and a lesser number of shares as may be determined by the Board of Directors of the Company.

		Weighted
		Average
	Number	Exercise Price

Options outstanding, beginning of the period	-
Granted	11,000,000	$1.00
Exercised	-
Expired	-
Options outstanding, September 30, 2006	11,000,000	$1.00
Options exercisable, September 30, 2006	2,180,000	$1.00
Weighted average fair value of options granted during the nine months ended September 30, 2006		$1.18

On May 5, 2006, the Company granted stock options to officers, directors and consultants under the 2006 Stock Option Plan, to acquire a total of 11,000,000 shares of common stock exercisable at a price of $1.00 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
(Unaudited)

9.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

A summary of stock options outstanding at September 30, 2006, is as follows:

		Outstanding Options		Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 1.00	4,200,0000	8.58	$ 1.00	840,000	$ 1.00
$ 1.00	500,000	8.58	$ 1.00	100,000	$ 1.00
$ 1.00	2,000,000	8.58	$ 1.00	400,000	$ 1.00
$ 1.00	1,190,000	8.58	$ 1.00	240,000	$ 1.00
$ 1.00	500,000	8.58	$ 1.00	100,000	$ 1.00
$ 1.00	500,000	5.58	$ 1.00	250,000	$ 1.00
$ 1.00	250,000	7.58	$ 1.00	-	$ 1.00
$ 1.00	250,000	7.58	$ 1.00	-	$ 1.00
$ 1.00	250,000	7.58	$ 1.00	-	$ 1.00
$ 1.00	200,000	7.58	$ 1.00	-	$ 1.00
$ 1.00	200,000	7.58	$ 1.00	-	$ 1.00
$ 1.00	200,000	5.58	$ 1.00	100,000	$ 1.00
$ 1.00	200,000	5.58	$ 1.00	100,000	$ 1.00
$ 1.00	100,000	7.58	$ 1.00	-	$ 1.00
$ 1.00	100,000	5.58	$ 1.00	50,000	$ 1.00
$ 1.00	80,000	7.58	$ 1.00	-	$ 1.00
$ 1.00	50,000	7.58	$ 1.00	-	$ 1.00
$ 1.00	30,000	5.58	$ 1.00	-	$ 1.00
$ 1.00	200,000	9.58	$ 1.00	-	$ 1.00

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.30%
Dividend yield rate	0.00%
Price volatility	110.00%
Weighted average expected life of options	7.84 years

The Company recognized stock-based compensation of $2,566,405 being the fair value of the options vested and exercisable in the period.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
(Unaudited)

9.	STOCK OPTIONS AND WARRANTS (continued)

Warrants

Date	Issued	Outstanding	Exercise Price	Expiry Date
September 28, 2006	714,285	714,285	$ 0.70	September 28, 2008

10.	SEGMENT INFORMATION

The Company’s operations following the acquisition of EDI were conducted in one reportable segment, being the distribution and maintenance of water exploration machinery and equipment and the provision of related services.

11.	COMMITMENTS

On September 27, 2006, EDI entered into a vehicle lease agreement that requires monthly lease payments of Euro 497 (US -$630) plus taxes and expires on September 30, 2010.

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2006
(Unaudited)

11.	COMMITMENTS (continued)

On July 1, 2005, EDI entered into a freelance agreement with an individual effective July 1, 2005, to pay monthly consulting fees of Euro 8,000 (US -$10,102). The contract may be terminated at the end of each calendar quarter by giving written notice of six months.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $12,628) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $12,628) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age.

12.	SUBSEQUENT EVENTS

Effective October 16, 2006, the Company changed its name from Invision Capital, Inc. to Exploration Drilling International Inc.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” the “Company” and “EDI” mean Exploration Drilling International Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

We were incorporated in the State of Nevada on January 24, 2003. Effective on April 26, 2006, we completed the acquisition of EDI Exploration Drilling International GmbH (“EDI Germany”). Prior to our acquisition of EDI Germany, we had been engaged in the business of acquiring, exploring and developing mineral properties. We had previously owned an option to acquire a 100% undivided interest in a mineral property located in the Thunder Bay Mining Division in the Province of Ontario, Canada, that we called the Muriel Lake Property. In order to focus our resources on developing EDI Germany’s business, we no longer intend to proceed with our mineral property acquisition and exploration activities. As such, we allowed our option to the Muriel Lake Property to lapse in July, 2006.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the third quarter and nine month period ended September 30, 2006 and changes in our financial condition from December 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Current Report on Form 8-K filed with the SEC on May 2, 2006.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant developments since June 30, 2006, the date of our last filed Quarterly Report:

1.

Effective October 16, 2006, our name was changed from “Invision Capital, Inc.” to “Exploration Drilling International Inc.” and our trading symbol on the OTC Bulletin Board was changed from “IVCA” to “EXDL.”

2.

On October 6, 2006, we entered into a memorandum of understanding (the “Namibian MOU”) with Pamue Investment Company (Pty.) Ltd. (“Pamue Investment”) and August 26 Holding Company (Pty.) Ltd. (“August 26 Holding”). August 26 Holding is a company owned by the Namibian government. Pamue Investment is a Namibian company that invests in expanding business within Namibia and the neighboring regions of southwestern Africa, with a focus on long-term economic and social growth. Pursuant to the Namibian MOU, Pamue Investment and August 26 Holding will undertake to procure water drilling projects, and we will employ Namibian drilling companies to assist in the execution of any water drilling or exploration projects procured. Projects procured under the Namibian MOU will utilize our patent pending technologies, the Fluid Finder, the Medium Changer and the Water Save, but there can be no assurances that the projects will utilize the technologies or that the technologies will work as expected. The Namibian MOU also contemplates that, on terms to be agreed upon by the parties, Pamue Investment and August 26 Holding may obtain a shareholding in EDI’s wholly owned Namibian subsidiary, EDI Southern Africa (Pty.) Ltd. (“EDI Southern Africa”). The provisions of the Namibian MOU extend for a period ending on October 31, 2006, or such later date as may agreed to by the parties, unless earlier terminated by the procurement of a water drilling contract or upon Pamue Investment and August 26 Holding obtaining an interest in EDI Southern Africa. In November, 2006, we secured a drilling project in Namibia as a result of the Namibian MOU. The drilling project is for four exploratory water wells and is expected to begin before the end of the 2006 calendar year. The terms of the Namibian MOU have not been extended, however we are continuing to work with Pamue Investment and August 26 Holding.

3.

On September 28, 2006, we completed a private placement of 714,285 units at a price of $0.70 per unit for total proceeds of $500,000. Each unit consists of one share of our common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.70 per share for a period of one year from the date of closing. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

4.

On August 28, 2006, we amended and restated our Bylaws in order to update our bylaws and remove certain outdated and redundant provisions. A copy of our Amended and Restated Bylaws and a description of the material differences from our previous bylaws is included in our Current Report on Form 8-K filed with the SEC on August 28, 2006.

5.

In August, 2006, EDI Germany hired Peter Stakne to act as a managing director of EDI Germany. Mr. Stakne is responsible for structuring and managing EDI Germany’s business operations, including the implementation of drilling contracts. Mr. Stakne has held a number of management positions with the tunneling divisions of civil engineering companies. Mr. Stakne is paid a management fee of EUR 5,600 per month.

6.

In July, 2006, we approved an offering of 1,086,956 units at a price of $0.92 per unit, for total potential proceeds of $1,000,000. Each unit consists of one share of our common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.92 per share for a period of two years from the date of closing. Negotiations with respect to this private placement offering are ongoing. There are no assurances that it will complete on the terms as described above, if at all.

PLAN OF OPERATION

During the next twelve months, we will seek to gain market penetration for our products and processes within the drilling industry. In order to do so, we will seek to use our business contacts and will obtain the assistance of business consultants with local and international connections. Over the next year, we will focus on developing relationships and contacts in Germany, the Middle East, Namibia and India, in an effort to generate access to drilling projects and corresponding sales of our products and services:

(a)

Germany: The water supply market, and the corresponding market for well drilling projects, is fragmented by nature and will require us to establish contacts with a number of regional water suppliers, and, in certain cases, with private utility companies. Through the business contacts of our management, we have already begun to establish open dialogues with private and public water supply companies in an effort to promote our products. In addition, we will attempt to obtain access to geothermal pilot projects in an effort to market the benefits of our Fluid Finder and Medium Changer technology to the geothermal energy process.

(b)

The Middle East: The Middle East contains some of the most arid environments in the world. For example, 97% of Egypt is covered by desert. As a result, there is a distinct market for groundwater pumping and irrigation projects. Within these markets, we will attempt to offer our services as a general contractor and sub-contractor for well drilling projects. We have formed relationships with drilling companies in Saudi Arabia and Bahrain and will seek to parlay these contacts into well drilling contracts within those countries. In addition, we are also seeking to gain access to well drilling projects in the United Arab Emirates and Egypt.

(c)

Namibia: The West African Country of Namibia has one of the most arid climates in the world. 83% of the rainfall experienced in Namibia evaporates soon after it falls. In Namibia, there are currently 150,000 water wells in operation; however, 75% of these do not pump drinking quality water. Supplying drinking water for household consumption has become an important goal for the Government of Namibia. We entered into a memorandum of understanding (the “Namibia MOU”) with August 26 Holding Company (Pty.) Ltd. and Pamue Investment Company (Pty.) Ltd. for the procurement of water drilling projects in Namibia. We recently secured a drilling project in Namibia that will involve drilling four exploratory water wells. Work on this drilling project is expected to begin before the end of the 2006 calendar year. The Namibian MOU expired on October 31, 2006 in accordance with its terms, however we are continuing to work with both Pamue Investment and August 26 Holding.

(d)

India: India is one of the most populous countries in the world and is an emerging industrial giant. With the increase in development, India’s demands for water supplies continue to grow. We have reached a preliminary agreement with a drilling company based in Hyderabad, India, to form a joint venture in order to exploit their respective expertise and business contacts.

In addition, we will also explore opportunities for our products and services in other international markets, focusing primarily on countries where there is an established need for water well drilling technologies and services.

We anticipate that we will require approximately EUR 3,000,000 ($3,870,000) to complete our plan of operation over the next twelve months. The majority of this amount will be spent on marketing presentations, product demonstrations, and legal and other consulting fees associated with establishing our presence in international markets. In addition, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees we expect to incur in meeting ongoing reporting obligations under United States securities laws.

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

Any financing that we obtain is expected to be in the form of sales of our equity securities as traditional debt financing is not expected to be available to us in sufficient amounts at this stage of our development. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. If we are not successful in raising sufficient financing, we will not be able to complete our current plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$--	$--	n/a	$--	$--	n/a

Expenses	(556,376)	(351,670)	58.2%	(4,285,432)	(444,509)	864.1%

Net Loss Before	$(556,376)	$(351,670)	58.2%	$(4,285,432)	$(444,509)	864.1%
Other Items

Revenues

We are in the development stage of our business and have not earned any revenues to date. In October, 2006, we secured a contract for a drilling project in Namibia for the drilling of four exploratory water wells. However, there are no assurances that we will be able to complete the project or that we will be able to generate any significant revenues.

Expenses

Our operating expenses for the quarterly periods ended September 30, 2006 and 2005 consisted of the following:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Professional and	$181,538	$114,899	58.0%	$714,036	$129,708	450.5%
management fees

Other operating expenses	371,199	237,089	56.6%	1,000,867	314,594	218.1%

Stock compensation	--	--	n/a	2,566,405	--	100.0%
expense

Foreign currency loss	3,639	(318)	1,244.3%	4,124	207	1,892.3%

Total Expenses	$556,376	$351,670	58.2%	$4,285,432	$444,509	864.1%

The increase in our total expenses during the three and nine month periods ended September 30, 2006 from the same periods ended September 30, 2005 is a general result of the increase in our business development activities during the periods ended September 30, 2006. The increase in operating expenses is largely attributable to increases in consulting fees and salaries paid to consultants and employees and costs related to the opening of an office in Austria.

During the nine months ended September 30, 2006, we spent approximately $265,080 on patent development costs. These amounts have been capitalized by us and are not included in operating expenses for the period.

The amounts recognized on account of stock based compensation are based on the fair value of the options granted pursuant to our 2006 Stock Option Plan, calculated using the Black-Scholes option pricing model. See Note 9 to our financial statements included with this Quarterly Report.

Included in professional fees for the nine months ended September 30, 2006 are amounts incurred by us in connection with our acquisition of EDI Germany and with meeting our reporting obligations under applicable securities laws.

Subject to our ability to obtain additional financing, of which there is no assurance, we anticipate that our operating expenses will continue to increase as we pursue our plan of operation.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At September 30, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$1,025,842	$613,729	67.1%
Current Liabilities	(1,388,492)	(133,631)	939.0%
Working Capital (Deficit)	$(362,650)	$480,098	(175.5)%

Cash Flows

	Nine Months Ended September 30,
	2006	2005
Cash Flows used in Operating Activities	$(1,480,354)	$(506,987)
Cash Flows used in Investing Activities	(352,938)	(66,287)
Cash Flows from Financing Activities	2,194,535	561,964
Effects of Foreign Currency Translations	14,226	(5,067)
Net Increase (Decrease) in Cash During Period	$375,469	$(16,377)

Cash received from financing activities during the nine months ended September 30, 2006 consisted of $1,311,758 in loans received during the period and $500,000 received from a private placement sale of our common stock. The increase to our current assets during the period is largely a result of these financing efforts. Also recorded as cash received from financing activities during the period are $301,190 received by EDI Germany from one of its former stockholders prior to our acquisition of EDI Germany.

The increase to our current liabilities and the resulting working capital deficit as at September 30, 2006 are largely a result of an increase in amounts payable arising from our increased business development activities and as a result of short term loans received during the period.

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

As at September 30, 2006, we had a working capital deficit of $362,650 and we anticipate that we will require approximately $3,870,000 to complete our plan of operation for the next twelve months. We currently do not have sufficient working capital to meet our current obligations or to complete our plan of operation. As a result, we require additional financing.

On September 28, 2006, we completed an offering of 714,285 units at a price of $0.70 per unit for total proceeds of $500,000. Each unit consisted of one share of our common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.70 per share for a period of one year from the date of closing.

In July, 2006, we approved an offering of 1,086,956 units at a price of $0.92 per unit, for total potential proceeds of $1,000,000. Each unit consists of one share of our common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.92 per share for a period of two years from the date of closing. This private placement offering has not yet been completed, and there are no assurances that it will complete on the terms as described above, if at all.

Other than the approved offering described above, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms that are acceptable to us, or at all. Although we received a number of short-term loans during the period, it is expected that future financings will be in the form of private placements of our equity securities. However, there is no assurance that we will be able to raise the necessary capital to continue our operations. If we are successful in obtaining financing through the sale of shares of our common stock, of which there are no assurances, the interests of our existing stockholders will be diluted.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified those accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the consolidated financial statements included with this Quarterly Report on Form 10-QSB.

Reverse Acquisition Accounting

Under generally accepted accounting principles, the acquisition of EDI Germany has been accounted for as a reverse acquisition and EDI Germany has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of EDI Germany and not EDI (formerly, Invision Capital, Inc.). The operations of EDI will be included in the consolidated statement of operations from the effective date of the acquisition, April 26, 2006.

RISKS AND UNCERTAINTIES

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of $3,870,000 in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

Limited Operating History, Risks Of A New Business Venture

EDI Germany was formed on December 7, 2004 and, as such, has a very short operating history upon which future performance may be assessed. EDI Germany has not earned any revenues to date.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

Competition Is Intense And We May Be Unable To Achieve Market Acceptance

EDI Germany competes directly with traditional well drilling contractors. The market for well drilling contractors and equipment providers is mature and well established. As such, the business environment in which we intend to operate is highly competitive. Currently, there exist a number of established methods, products and technologies used in the well drilling process and we expect to experience competition from a number of established companies involved this industry. Many of our potential competitors will have greater technical, financial, marketing, sales and other resources than we will.

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

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. A number of international patent applications have been filed with respect to EDI Germany’s technologies. However, there is no assurance that a final patent will be granted for any of the patent pending technologies underlying our proposed products. If we are not able to obtain a patent for any of the technologies, we will only be able to protect our products and technological processes by maintaining the secrecy of those products and processes.

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

Dependence On Key Personnel

Our success will largely depend on the performance of our directors and officers and the managers of EDI Germany. Our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

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

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 28, 2006, we completed a private placement of 714,285 units at a price of $0.70 per unit for total proceeds of $500,000. Each unit consists of one share of our common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.70 per share for a period of one year from the date of closing. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution. No underwriting discounts or commissions were involved. The funds received are being used by us as general working capital.

In July, 2006, we approved an offering of 1,086,956 units at a price of $0.92 per unit, for total potential proceeds of $1,000,000. Each unit consists of one share of our common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.92 per share for a period of two years from the date of closing. This private placement offering has not yet been completed, and there are no assurances that it will complete on the terms as described above, if at all.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 5, 2006, our majority stockholders, EDI Exploration Drilling International Holding GmbH (“EDI Holding”), approved by written consent an amendment to our Articles of Incorporation to change our name from “Invision Capital, Inc.” to “Exploration Drilling International Inc.” On September 5, 2006, EDI Holding was the stockholder of record of 70,000,000 shares of our common stock, equal to 68.6% of the number of shares issued and outstanding on that date.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital.(3)
3.3	Certificate of Amendment to Articles of Incorporation – name change to Exploration Drilling International Inc.
3.4	Amended and Restated Bylaws.(8)
4.1	Specimen Common Stock Certificate.(1)
10.1	Option Purchase and Royalty Agreement.(1)
10.2	Amendment to Option Purchase and Royalty Agreement.(2)
10.3

Share Purchase Agreement between EDI Exploration Drilling International Holding GmbH, Invision Capital, Inc., EDI Exploration Drilling International GmbH and Frank Rigney, dated for reference the 5th day of April, 2006.(4)

10.4	Agreement and Deed of Transfer between EDI Exploration Drilling International Holding GmbH and Invision Capital, Inc. dated for reference as of the 26th day of April, 2006.(5)
10.5	2006 Stock Option Plan.(6)
10.6	Joint Operating Agreement Between A. Abuynayyan Trading Corporation and EDI Exploration Drilling International GmbH.(7)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2006.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2006.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 28, 2006.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORATION DRILLING INTERNATIONAL INC.

Date:	November 14, 2006	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
President and Chief Executive Officer
(Principal Executive Officer )

Date:	November 14, 2006	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer
(Principal Financial Officer )

Date:	November 14, 2006	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary