Form 10KSB
period 2006-12-31
EXPLORATION DRILLING INTERNATIONAL INC.
filed 2007-05-17
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-50459

EXPLORATION DRILLING INTERNATIONAL INC.
(Name of small business issuer in its charter)

NEVADA	98-0396733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Peace Portal Drive, Suite 212
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 305-5696
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:
NONE.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2)  has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the
Exchange Act.): $24,202,651 based on a price of $0.74 per share, being the average of the closing bid price of $0.61 and closing ask price $0.87 of for the Company’s common stock as quoted on the OTC
Bulletin Board on December 12, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 106,317,396 Shares of Common Stock as of May 11, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

EXPLORATION DRILLING INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “EDI USA,” and the “Company” mean Exploration Drilling International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.                DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated in the State of Nevada on January 24, 2003. On March 22, 2006, we completed a 5 for 1 stock split of our common stock. As a result of the stock split, our authorized capital was increased from 200,000,000 shares of common stock, with par value of $0.001, to 1,000,000,000 shares of common stock, with par value of $0.001.

Effective on April 26, 2006, we completed the acquisition of EDI Exploration Drilling International GmbH (“EDI Germany”). Upon completing the acquisition of EDI Germany, we abandoned our mineral property acquisition and exploration activities. We are now in the business of providing well drilling, well construction and well maintenance services using certain proprietary technologies developed by EDI Germany. Currently we are seeking to earn revenues from the provision of those services and from the leasing of equipment based on our technologies and provided in connection with those services. In the future, we may explore licensing opportunities for our technologies.

Effective October 16, 2006, we changed our name from “Invision Capital, Inc.” to “Exploration Drilling International Inc.” in order to more accurately reflect our business.

Acquisition of EDI Germany

The acquisition of EDI Germany was completed pursuant to the terms of the share purchase agreement (the “EDI Purchase Agreement”) executed on April 21, 2006 and dated for reference April 5, 2006 among the Company, EDI Germany, EDI Exploration Drilling International Holding GmbH (“EDI Holding”) and Frank Rigney. In exchange for all of the shares of EDI Germany, we issued to EDI Holding a total of 50,000,000 shares of common stock. Concurrently, EDI Holding purchased an additional 20,000,000 shares of our common stock from Mr. Rigney at an aggregate price of $10,000. Mr. Rigney was a member of our Board of Directors and our sole executive officer from inception until March 20, 2006. As a result of the sale of his shares to EDI Holding, Mr. Rigney no longer owns any shares of our common stock.

Upon the completion of the acquisition, Rainer Rotthaeuser was appointed to our Board of Directors, and as our Chief Executive Officer and President, and Guenter Thiemann was appointed as our Chief Financial Officer and Treasurer. Mr. Rotthaeuser and Mr. Thiemann are both managing directors EDI Germany. John Boschert remained on our Board of Directors until December 27, 2006, when he was replaced by Mr. Thiemann. Mr. Boschert continues to act as our Secretary.

EDI Exploration Drilling International GmbH

We currently carry on our business activities through our wholly owned subsidiary, EDI Exploration Drilling International GmbH (“EDI Germany”).

EDI Germany was formed on December 7, 2004 under the laws of the Federal Republic of Germany by Mr. Rotthaeuser and Mr. Thiemann for the purpose of developing the proprietary technologies upon which our current business is based. Prior to our acquisition of EDI Germany, it had been primarily engaged in developing its proprietary technologies, applying for patent applications with respect to those technologies and in developing its business.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant developments since our last completed fiscal quarter ended September 30, 2006:

1.

Effective October 16, 2006, our name was changed from “Invision Capital, Inc.” to “Exploration Drilling International Inc.” and our trading symbol on the OTC Bulletin Board was changed from “IVCA” to “EXDL.”

2.

On October 6, 2006, we entered into a memorandum of understanding (the “Namibian MOU”) with Pamue Investment Company (Pty.) Ltd. (“Pamue Investment”) and August 26 Holding Company (Pty.) Ltd. (“August 26 Holding”) for the procurement of drilling projects in Namibia. August 26 Holding is a company owned by the Namibian government. Pamue Investment is a Namibian company that invests in expanding business within Namibia and the neighboring regions of southwestern Africa, with a focus on long-term economic and social growth. The Namibian MOU expired in accordance with its terms at the end of October, 2006. However, we are continuing to work with Pamue Investment and August 26 Holding in connection with our business development activities in Namibia. In November, 2006, we secured a drilling project in Namibia as a result of the relationships developed under the Namibian MOU. In February, 2007, we successfully sited and constructed a water well on a farm in Namibia. The results of this project has led to our securing an additional three drilling projects in Namibia. See “Well Drilling, Construction, Management and Monitoring Services.”

3.

In April, 2007, we completed a private placement sale of 1,736,111 units at a price of EUR 0.288 per unit (approximately US $0.38), for total proceeds of EUR 500,000 (approximately $660,000). Each unit was comprised of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 0.288 per share for a period of one year from the date of issuance. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

We paid a finder's fee of 10% of the proceeds in connection with this private placement. We are using the funds provided by the private placement as general working capital and to finance our business operations.

4.

On May 4, 2007, we completed a private placement sale of 1,875,000 units at a price of $0.32 per unit, for total proceeds of $600,000. Each unit was comprised of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of $0.32 per share for a period of one year from the date of issuance. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

We paid a finder's fee of 10% of the proceeds in connection with this private placement. We are using the funds provided by the private placement as general working capital and to finance our business operations.

WELL DRILLING, CONSTRUCTION, MANGEMENT AND MONITORING SERVICES

Currently, our business model revolves around the provision of exploratory drilling, well construction, water management, and groundwater monitoring services using our proprietary technologies. In addition to these services, we believe that our technologies may be adaptable for use in the areas of geothermal power and coal mining.

Due to our limited personnel and capital resources, in order to create market penetration and exposure for our technologies, we are currently providing our services through joint venture arrangements with drilling companies and industry representatives located in the specific geographic markets targeted by our management. Once a specific drilling project has been secured, we send a team of our own experts along with our own, specially manufactured, equipment to the specific drill sites to work with local service providers. Once there, our experts work with the local team in supervising and directing the overall project, including the proper use of our equipment.

We are currently conducting a drilling project in Namibia through our wholly owned subsidiary, EDI Southern Africa (Pty.) Ltd. (“EDI Southern Africa”). The project, originally secured through the Namibian MOU, was originally for the drilling of four exploratory water wells. In February, 2007, we successfully constructed the first water well on a farm in Namibia. In the borehole, our engineers located four successive water horizons at depths of 110, 146, 176 and 200 meters. Samples were taken at each water horizon. Whereas the first three samples yielded no useful quantities of water, the fourth and final sample produced a slightly saline resource. Although this resource is not useful for drinking water purposes, it is usable for agricultural purposes. As a result, a well was constructed at this depth. The client is currently considering installing a small desalination plant that could also be supplied and erected by EDI Southern Africa. Had traditional drilling methods been used, it would have been necessary to drill four separate boreholes before the appropriate water horizon had been found, increasing the overall costs considerably. The Namibian Ministry of Agriculture, Water and Forestry, who had commissioned this project, was impressed by the cost benefits exhibited during the completion of this project. As a result, the Ministry has commissioned us and a local drilling company to work together on three additional drilling projects. These projects will involve exploratory boreholes, drilled for the purpose of geological analysis. Drilling on these projects was commenced at the end of February, 2007.

In 2006, we conducted two sample drilling operations in India. These drilling operations were conducted as demonstrations of our technologies and methods and were completed by us at no charge. We have not yet secured any drilling contracts in India, however we are continuing to explore business opportunities in that country.

Currently, our primary objective is to establish market acceptance and market penetration for our technologies. As a result, our primary objective in performing these projects is to demonstrate that our technologies are effective and cost efficient. Although we hope to earn revenue from these projects, there is a substantial possibility that these projects will operate at a loss.

In addition to our projects in Namibia and India, we plan to target markets in Germany, Southern Europe and the Middle East. We have already established contacts in Saudi Arabia, Bahrain and Germany and, through these contacts, we are seeking to secure drilling projects that will allow us to use and demonstrate our technologies.

TECHNOLOGIES: THE EDI FLUID FINDER, MEDIUM CHANGER, WATER SAVE AND SUSPENSION

Our proprietary technologies are known as the EDI Fluid Finder, the EDI Medium Changer, the EDI Water Save and the EDI Suspension. Using these technologies, we are able to locate, drill, seal and maintain water wells in a more efficient, economical and ecologically sound manner than with traditional methods.

The EDI Fluid Finder and Medium Changer

The Traditional Well Drilling Process

Groundwater is often found at different aquifer levels beneath the surface of the earth. Often times, multiple layers of groundwater can be found at a single location, with each level separated by layers of soil or rock. Traditional well drilling procedures used to reach underground water resources involve the drilling of a hole sunk with a normal drill pipe and a mounted drill crane. The depth to which the hole is drilled (and the corresponding water horizon) is determined from the drilled dirt mixture in the flush. The flush is a mixture of water and dirt that flows to the surface as part of the drilling process. During the drilling process, a drilling mud is circulated in through the drill pipe and flushed out to the annular space of the hole. The annular space is the space between the drill pipe and the outer wall of the drill hole. This creates a mixture of mud and sample materials from inside the well hole that is “flushed” to the surface via the annular space. The drilling mud is required in order to create and maintain pressure at the bottom of the drill hole and creates a cake along the walls of the hole, providing stability to the hole during the drilling process.

In order to test the quality of the water, a sample must be taken, which requires the removal of the entire drill pipe from the drill hole. The drill hole is then used to build a fully functioning well. Traditionally, if the quality of the water found at the depth reached by that particular drill hole is not suitable, that drill hole cannot then be reused to find lower sources of groundwater. This is because water from the higher aquifer levels will seep through the drill hole and contaminate the lower levels of groundwater. As a result, the well must be abandoned and a new drill hole must be sunk in a new location in order to reach lower aquifer levels. This process must be repeated until the correct water horizon has been found.

The disadvantage of this process is that the well drilling process can be a very time consuming, difficult and expensive process as the drilling equipment must be moved and reset each time a deeper aquifer level is sought.

Our proprietary technologies resolve this difficulty by allowing samples to be taken at different aquifer levels during the drilling process within the same drill hole.

The EDI Fluid Finder

The EDI Fluid Finder allows for accurate sampling of multiple water horizons using the same drill hole by preventing the test horizon from being contaminated by water horizons found above. In addition, the EDI Fluid Finder allows groundwater samples to be taken in an uncased borehole without the removal of the drilling assembly.

The EDI Fluid Finder is mounted between the drill bit and the drill pipe using the standard mud rotary drilling method. During the drilling process, the device behaves in a completely neutral manner and does not interfere with, or require any changes to, the drilling operation. Approximately 15% of the mud produced by the drilling process is used to keep the valves and filters of the EDI Fluid Finder clean during the drilling process.

Once the drill has reached the desired test horizon, the drill drive is separated from the drill pipe and an underwater pump is lowered into the drill pipe. A special filter gravel is inserted into the annular space to a level just above the top of the Fluid Finder. This separates the drill hole into two sections. The partial vacuum created by the pump has the effect of generating a barrier layer and a natural seal at the filter gravel/mud interface. The borehole is thus divided into two parts and the test horizon is precisely separated from the drill pipe and any higher water horizons that would otherwise contaminate the test. This allows the water at the aquifer level reached to be pumped and tested directly on-site. The filters in the Fluid Finder allow water at the test horizon to flow through the filter gravel and the drill pipe. This water is then pumped up through the drill pipe into a sample collecting vessel at the surface, where it can be tested.

If the water quality at the test horizon is not suitable, the drill drive is reattached to the drill pipe. Normal operating pressure from the drilling mud fluid is sufficient to lift the filter gravel out of the annular space and normal drilling operations can then be resumed immediately. This process can be repeated any number of times until the correct aquifer level has been reached.

The EDI Fluid Filter can be adjusted to fit a number of drill diameters (with a minimum diameter of 65 mm or 2.56 inches) and can be used to drill to depths of up to 500 meters or 547 yards.

The EDI Medium Changer

During the sampling process, the drill pipe is filled with the sample fluid and flowed to the surface for testing. Once a sample has been tested and a decision has been made to resume drilling, the sample fluid must be pumped out of the drill pipe and drilling mud must be returned to the drill pipe and the annular space so that the drilling process can be resumed. The EDI Medium Changer is a proprietary process that accomplishes this task. Pumping the drilling mud directly down through the drill pipe into the annular space along with the sample fluid without a medium changing process would destroy the drill hole.

The EDI Medium Changer is installed into the drill string via the EDI Fluid Finder and possesses a special filter section. In order to change the medium in the well hole, drilling mud is pumped into the annular space in measured quantities and pressure. During this process, valves on the EDI Medium Changer are opened by the pressure created and the drilling mud flows through the filter section of the EDI Medium Changer into the drill string, displacing the fluid placed there by the sampling process. During this process, the valves on the EDI Fluid Finder remain closed as a result of differential pressure bias. Using this process, the sample fluid within the drill string is displaced by the drilling mud. Once the sample fluid has been completely displaced by the drilling mud, drilling can be resumed.

The EDI Water Save and Suspension

Traditional Well Sealing Methods

Traditional well sealing measures use a clay ring seal that forms a barrier over the extraction sample, as well as a barrier made out of a mixture of cement and clay found in the annulus collector. This seal prevents contaminated surface water from seeping down into the fresh water at the bottom of the well. Generally, this seal must be rehabilitated approximately every 5 years. However this method of sealing a well has proven to be unstable despite any well rehabilitation measures that may taken. After about 8 to 10 years, the efficiency of the well as compared to the energy and effort that needed to operate the well drops dramatically. In addition, this method does not provide a stable seal between the water horizon used by the well and higher aquifers and water horizons penetrated by the well hole during the drilling process. Tests have shown that after approximately 8 to 10 years, the quality of water produced by wells sealed using traditional methods will fall below acceptable drinking standards due to the leaching of contaminants.

The EDI Water Save

The EDI Water Save is our proprietary process for establishing water wells once the drilling process has been completed. The EDI Water Save process creates a more stable water well and can extend the life of the well up to 20 years.

Once the optimum aquifer has been found in the drilling process, the well piping is installed into the well hole, with the filtering mechanism located at the lower end. The piping and filtering mechanism are each customized according the geology and hydrology of the well location. Once the piping and filter material has been inserted, the EDI Suspension, described below, is pressure injected into the annular space, filling the area between the well piping and the hole wall from above the filter to the surface.

Through this process, well restoration becomes unnecessary as a stable barrier from higher aquifers and water horizons is created, preventing contamination of lower water levels through the annular space of the well hole and preventing the deterioration of the water quality extracted by the well. All that is required is regular maintenance on the well machinery necessary in order to prevent the build up of minerals within the filter units. Without regular maintenance, the build up of these minerals can, over time, interfere with the water flow rate of the well. However, the EDI Water Save process includes the installation of maintenance materials during the well construction period, meaning that well maintenance can be conducted at a later date in a quick and cost effective manner.

The EDI Suspension

The EDI Suspension consists of a mixture of natural products which individually correspond to German Industrial Standards (“DIN”) and are approved for use in the operation and drilling of water wells. The individual components of the EDI Suspension are mixed to particular proportions and concentrations depending upon the existing geology of the location of the well hole and the depth of the well hole. The Suspension is then injected into the annular space of the drill hole, where it infiltrates the pores, crevices, fissures and cavities of the rock mass. The EDI Suspension thus interlocks with the rock mass and, at the same time, encloses the outer wall of the well tube. The EDI Suspension is used to fill up the entire annular space in the well hole above the fluid extraction section at the bottom of the well. After approximately 24 hours has passed, the EDI Suspension forms a permanently elastic and fixed mass substance. This way the EDI Suspension creates a barrier to higher aquifer and water horizon levels that were penetrated during the drilling phase, preventing contamination of the lower water horizon that is being used by the well. Geologically and hydrologically, this returns the rock mass to its original state, potentially extending the life of the well to up to 20 years.

GLOBAL DEMAND FOR SUPPLIES OF FRESHWATER

We are currently in the development stages of our business. However, we believe that there is a strong worldwide demand for innovative, cost effective and sustainable technologies that can be used to assist in the production of a stable drinking water supply, and that such demand is likely to continue to grow in the near future.

The United Nation’s World Water Development Report, presented during the International Year of Freshwater 2003, arrived at an alarming conclusion: during the last century, the international demand for freshwater has increased six fold. There are many reasons for this explosion in demand, one of which being the dramatic increase in population growth. By 2015, access to clean freshwater will need to be secured for an additional 2 billion people. However, because the demand for freshwater is increasing twice as fast as world population growth, it is clear that population growth is not the only factor driving this increase in demand. According to the newsletter publication, Global Water Intelligence, private households are responsible for only 9% of the world’s freshwater consumption. Agriculture, at 71%, represents by far the largest source of freshwater consumption, with private industry consuming approximately 20%, although that proportion is growing.

Many experts believe that water will become a major source of global conflicts in the 21st Century. This possibility is reinforced by the fact that, in the year 2000, 1.1 billion people did not have access to clean drinking water. Polluted drinking water is also a major carrier of disease. Diarrhea related diseases are the cause of 2.2 million deaths annually.

River and groundwater contamination by industrial waste and toxins have exacerbated the situation significantly. Waters are polluted with 330 to 550 million tons of heavy metals and other toxic substances every year. Further serious damage is being caused by global warming. According to information provided by the United Nations, 25 million acres of land are lost to desert formation each year. The growth of deserts in Africa and the Middle East has been particularly drastic.

The result of these occurrences is a constantly growing demand for freshwater supplies that is being met with a stagnant or regressive supply.

In December, 2006, we commissioned the Fraunhofer Institute for Environmental, Safety and Energy Technology UMSICHT (“Fraunhofer UMSICHT”), to conduct an independent market study on the global market potential for drilling and well construction technologies. Fraunhofer UMSICHT is a division of Fraunhofer Gesellshaft, a German research organization that provides applied research services to public institutions, governments and private industry. Fraunhofer Gesellschaft is Europe’s leading applied research organization and is funded by the German federal and state governments, as well as by private industry.

The study predicted that that, in order to meet the world’s drinking water needs by the year 2025 through the exploitation of ground water resources, 8 million new water wells would need to be constructed worldwide. The same study also indicated that, in 2003, water technology exports from Europe to Latin America, Asia and the Middle East reached 10.3 billion Euros (approximately $13.6 billion US). Approximately 2% of of these exports, totaling 228.2 million Euros (approximately $301.2 million US), were made up of drilling equipment exports.

ALTERNATIVE USES FOR OUR TECHNOLOGIES: GEOTHERMAL POWER AND MINING

Currently, these technologies are being used by us primarily in connection with locating, establishing and maintaining water wells. However, we believe that these technologies may be adaptable for use in geothermal energy production, as well as coal mining.

Geothermal Power

Geothermal power uses geothermal heat to generate electricity. In areas with high temperature groundwater at shallow depths, wells are drilled into natural fractures in basement rock or into permeable sedimentary rocks. Hot water or steam flows up through the wells either by pumping or through boiling (flashing) flow. This hot water or steam is then used to produce electricity.

As the production of geothermal electricity is still at the beginning of its development, it is expected that, in the future, considerable cost reductions can be achieved. This may be possible, for example, through more efficient drilling and simulation facilities or through improved efficiency in power generating facilities. We believe our technologies can make significant contributions to the future competitiveness of geothermal power production by reducing drilling costs and reducing the risks of finding hot groundwater.

Coal Mining

Underground water conduits can pose an unexpected obstacle and hazard to coal mining operations. Using our technologies, boreholes can be drilled in an efficient and cost-effective manner to locate these water conduits ahead of time.

COMPETITION

We compete directly with traditional well drilling contractors. The market for well drilling contractors and equipment providers is mature and well established. The market is currently dominated by a number of different companies, some of whom are globally active with worldwide infrastructures. These companies are able to take on any drilling project at short notice regardless of where the project may be located. In addition, there are a large number of small, local contractors who are also active within the industry.

Although our management and employees have a number of years of experience in well drilling, we are a development stage company, have not earned any revenues to date, and are a new entrant to this industry. Our ability to compete within this industry is dependent upon our ability to differentiate our processes, products and technologies from those already existing in the marketplace and our ability to create public awareness of the advantages those processes, products and technologies present. We are not aware of any existing drilling technologies that are able to match the distinct advantages presented by our proprietary products and processes.

GOVERNMENT REGULATIONS

We expect that our well drilling activities will be subject to a number of government regulations, including strict safety and environmental regulations. As such, obtaining any necessary permits and/or governmental approvals may be a lengthy and costly process. We carry out our current drilling projects in co-operation with local drilling companies, and work with them to ensure that all necessary permits and/or governmental approvals have been obtained. However, we are in the early development stages of our business and are only operating a limited number of drilling projects in a limited number of locations. We intend to explore markets our services and technologies on a worldwide basis, and there are no assurances that we will be able to successfully comply with all present or future government regulations.

SUPPLIERS

We rely upon outside consultants to manufacture our products. We currently work closely with Jungblut Maschinenbau GmbH, an engineering and machining company located in Dorsten, Germany, close to EDI Germany’s offices located in Haltern Am See, Germany. This company assists us in machining our drilling equipment and installations and works closely with our own experts to make improvements to our technologies.

INTELLECTUAL PROPERTY RIGHTS

We have applied for patent protection for our EDI Medium Changer, EDI Suspension and EDI Water Save technologies with the European Patent Office (“EPO”) under the European Patent Convention (“EPC”) and the Patent Cooperation Treaty (“PCT”), the Gulf Cooperation Council (“GCC”) Patent Office, and the patent offices for India, Angola, Botswana, Namibia, Nigeria and South Africa. Utility model applications for these technologies were also filed with the Austrian patent office. Patents for the EDI Medium Changer, EDI Suspension and EDI Water Save have been granted by Nigeria and utility models for the EDI Suspension and EDI Water Save have been granted by Austria. The protections given under a utility model are essentially identical to those given under a patent, with the major difference being the application procedures associated with each. Other than these patents and utility models, the patent applications filed by us are still pending.

The granting of patent and/or utility model rights by the applicable patent offices enables us to prevent competitors from making, using, selling, offering for sale, or importing products incorporating the patented technologies for a limited period of time within that country or within the member states of the applicable patent treaty. Generally speaking, the granting of a patent by the applicable patent authorities will extend these protections for a period of 20 years from the date the application was filed. Austrian utility models have a duration of 10 years from the date the application is filed.

There are no assurances that our pending patent applications will be successful. If we are not able to obtain patent protection for any of our technologies, we will need to protect those technologies by maintaining the secrecy of our technologies, products and processes.

We have also registered, and applied to register, trademarks in the US, Germany and a number of other countries for “EDI,” and “EDIPower.”

RESEARCH AND DEVELOPMENT EXPENDITURES

In fiscal 2005, we spent approximately $208,507 on research and development costs. We did not make any significant research and development expenditures in fiscal 2006. We had no revenues and no customers during this period. As such, the costs of such research and development were not directly borne by any customers.

EMPLOYEES

Other than our executive officers, we do not have any employees as of the date of this Annual Report. EDI Germany currently has 6 full-time employees. In addition, EDI Germany has retained the services of 4 additional persons as independent consultants who provide their services on a part-time basis. We conduct business largely through consultants and by cooperating with local service providers.

ITEM 2.                DESCRIPTION OF PROPERTY.

We do not own any real property or any rights to acquire any real property.

We rent office space at 810 Peace Portal Drive, Suite 212, Blaine, WA 98230. This office space has an area of approximately 400 square feet, and is rented at a cost of $318 per month, on a month to month basis.

EDI Germany currently rents two office spaces from Magdalena Rotthaeuser, the wife of Rainer Rotthaeuser, our President and CEO. The first office space has an area of approximately 649 square feet, which EDI Germany rents at a cost of EUR 600 ($792) per month. The second office consists of a space with an area of approximately 656 square feet, which EDI Germany rents at a cost of EUR 491 ($648) per month.

We had previously owned rights to a mineral claim in Ontario, Canada, that we called the Muriel Lake Property. Upon completing the acquisition of EDI Germany, we abandoned our mineral exploration activities. As such, we allowed our interest in the Muriel Lake Property to lapse in July, 2006.

In addition, we currently maintain an office in Austria consisting of approximately 1,075 square feet that we rent at a cost of EUR 1,260 (approximately $1,662) per month.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are pending.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 16, 2006, we changed our name to “Exploration Drilling International Inc.” The name change was approved by written consent resolution executed by shareholders owning 68.6% of the outstanding shares of our common stock.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “EXDL.” Our shares were first traded on the OTC Bulletin Board on October 19, 2005 under the stock symbol “IVCL.” Our symbol was changed to “IVCA” on March 27, 2006 upon completion of our 5-for-1 stock split and was subsequently changed to “EXDL” on October 16, 2006 upon completion of our name change to Exploration Drilling International Inc. The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2006		2005
	High	Low	High	Low
First Quarter ended March 31	$ 1.51	$ 0.25	N/A	N/A
Second Quarter ended June 30	$ 1.55	$ 0.50	N/A	N/A
Third Quarter ended September 30	$ 1.35	$ 0.64	N/A	N/A
Fourth Quarter ended December 31	$ 1.11	$ 0.55	N/A	N/A

The above quotations have been adjusted to reflect our 5-for-1 stock split, effective March 22, 2006. The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As our shares did not trade on the OTC Bulletin Board until October 19, 2005, no information is available for periods ending before that date. No information was available from the OTC Bulletin Board for the fourth quarter ended December 31, 2005.

Holders Of Our Common Stock

Our authorized capital consists of 1,000,000,000 shares of common stock, with a par value of $0.001 per share. As of May 11, 2007, there were 106,317,396 shares of our common stock issued and outstanding to 46 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Chapter 78 of the NRS does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

Recent Sales Of Unregistered Securities

All unregistered sales of our equity securities made during the fiscal year ended December 31, 2006 have been previously reported in our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K filed during the year.

In April, 2007, we completed a private placement sale of 1,736,111 units at a price of EUR 0.288 per unit (approximately US $0.38), for total proceeds of EUR 500,000 (approximately $660,000). Each unit was comprised of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 0.288 per share for a period of one year from the date of issuance. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

On May 4, 2007, we completed a private placement sale of 1,875,000 units at a price of $0.32 per unit, for total proceeds of $600,000. Each unit was comprised of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of $0.32 per share for a period of one year from the date of issuance. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

We paid a finder's fee of 10% of the proceeds in connection with each of these private placements. We are using the funds provided by these private placements as general working capital and to finance our business operations.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

During the next twelve months, we will continue to seek to gain market penetration for our products and processes within the drilling industry. In order to do so, we will seek to use our business contacts and will obtain the assistance of business consultants with local and international connections. Over the next year, we will focus on developing relationships and contacts in Germany, the Middle East and Southeastern Europe and India and on further pursuing the business opportunities that we have developed in Namibia.

(a)

Germany: The water supply market, and the corresponding market for well drilling projects, is fragmented by nature and will require us to establish contacts with a number of regional water suppliers, and, in certain cases, with private utility companies. Through the business contacts of our management, we have begun to establish open dialogues with private and public water supply companies in an effort to promote our products. We are currently participating in two public invitations to submit tender offers for water supply contracts. We will also attempt to obtain access to geothermal pilot projects in an effort to market the benefits of our Fluid Finder and Medium Changer technology to the geothermal energy process and will also work on adapting our technologies for use in the field of geothermal energy. Due to the financial costs involved, we may seek to enter into cooperation agreements with academic institutions to adapt and develop our technologies to geothermal energy processes.

(b)

The Middle East: The Middle East contains some of the most arid environments in the world. For example, 97% of Egypt is covered by desert. As a result, there is a distinct market for groundwater pumping and irrigation projects. Within these markets, we will attempt to offer our services as a general contractor and sub-contractor for well drilling projects. We have formed relationships with drilling companies in Saudi Arabia and Bahrain and will seek to parlay these contacts into well drilling contracts within those countries. We are also seeking to gain access to well drilling projects in the United Arab Emirates, Egypt, Tunisia, Algeria and Morocco.

(c)

Southeast Europe: We are seeking to enter into negotiations with government authorities in Southeastern Europe. With the help of these government authorities, we hope to explore licensing opportunities with local industry representatives and consultants within the market.

(d)

Africa: The West African Country of Namibia has one of the most arid climates in the world. 83% of the rainfall experienced in Namibia evaporates soon after it falls. In Namibia, there are currently 150,000 water wells in operation; however, 75% of these do not pump drinking quality water. Supplying drinking water for household consumption has become an important goal for the Government of Namibia. As a result of the drilling project we completed in February, 2007, the Namibian Ministry of Agriculture, Water and Forestry has commissioned us and a local drilling company to work together on three additional drilling projects. These projects will involve exploratory boreholes, drilled for the purpose of geological analysis. Drilling on these projects was commenced at the end of February, 2007. In addition, we are working with a local drilling contractor to secure additional drilling projects. We are also seeking out drilling projects in neighboring countries.

(e)

India: India is one of the most populous countries in the world and is an emerging industrial giant. With the increase in development, India’s demands for water supplies continue to grow. In 2006, we conducted two sample drilling operations in India. These drilling operations were conducted as demonstrations of our technologies and methods and were completed by us at no charge. We have not yet secured any drilling contracts in India, however we are continuing to explore business opportunities in that country.

In addition, we will also explore opportunities for our products and services in other international markets, focusing primarily on countries where there is an established need for water well drilling technologies and services.

We anticipate that we will require approximately EUR 3,000,000 (approximately $3,960,000) to complete our plan of operation over the next twelve months. The majority of this amount will be spent on financing our business operations, marketing presentations, product demonstrations, and legal and other consulting fees associated with establishing our presence in international markets. In addition, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees we expect to incur in meeting ongoing reporting obligations under United States securities laws.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of EDI Germany has been accounted for as a reverse acquisition and EDI Germany has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of EDI Germany and not EDI USA (formerly, Invision Capital, Inc.). The operations of EDI USA are included in the consolidated statement of operations from the effective date of the acquisition, April 26, 2006.

Summary of Year End Results
	Year Ended December 31

	2006	2005	Percentage
			Increase / (Decrease)
Revenue	$ Nil	$ Nil	N/A
Expenses	(4,055,801)	(850,022)	377.1%
Net Loss Before Other Items	$(4,055,801)	$(850,022)	377.1%

Revenues

We did not earn any revenues during the fiscal year ended December 31, 2006. We are currently working on drilling projects in Namibia, and hope to earn revenue from the work performed on those projects. However, our objectives in performing these contracts are demonstrating the efficacy of our technologies and processes and obtaining market penetration. As a result, there is a substantial possibility that these projects will be operated at a loss.

As we are still in the process of establishing ourselves in the marketplace, even if we are successful in earning revenues, those revenues are likely to be subject to significant fluctuations and will be difficult to reliably predict.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended December 31
	2006	2005	Percentage
			Increase / (Decrease)
Amortization	$64,381	$13,557	374.9%
Management Fees	493,834	148,992	231.5%
Professional Fees	717,139	185,296	287.0%
Selling, General and Administrative	1,207,386	502,177	148.9%
Stock Compensation Expense	1,570,472	--	N/A
Foreign Currency Loss	2,589	--	N/A
Total	$4,055,801	$850,022	377.1%

Management Fees

Management fees paid during the period are comprised of amounts paid or earned by our officers and directors and the general manager of drilling operations for EDI Germany during the year ended December 31, 2006. See Part III, Item 10. “Executive Compensation” for a summary of the compensation paid to our officers and directors during fiscal 2006. Management fees paid during fiscal 2005 were significantly less than the amounts paid during fiscal 2006. This is primarily due to the fact that EDI Germany’s general manager for drilling operations was appointed in fiscal 2006, and due to the fact that EDI Germany did not pay any compensation to its executive officers during the first 6 months of fiscal 2005.

Professional Fees

Professional fees for the years ended December 31, 2006 and 2005 consisted of the following:

	Year Ended December 31
	2006	2005	Percentage
			Increase / (Decrease)
Accounting and Tax Fees	$118,263	$81,596	44.9%
Consulting Fees	281,295	--	N/A
Legal Fees	317,581	103,700	206.2%
TOTAL	$717,139	$185,296	287.0%

Accounting and tax fees are comprised of amounts paid to independent auditors, accountants and tax consultants for the preparation and audit of our financial statements and for general tax advice. Consulting fees include amounts paid to outside consultants for services provided in connection with preparing marketing and promotional materials, developing international business contacts and business opportunities and improving our technologies. Legal fees include amounts paid in connection with filing and prosecuting patent applications for our technologies, completing the acquisition of EDI Germany, meeting our reporting obligations under the Exchange Act and for general legal services.

Professional fees for fiscal 2006 were significantly greater than professional fees for fiscal 2005. The difference in professional fees relates primarily to the completion of the transaction between EDI Germany and EDI USA in 2006, the fact that EDI Germany was not subject to public reporting requirements in 2005, the filing and prosecution of several patent applications in 2006, and to the fact that we significantly increased our international business development activities in 2006. We expect that the amounts spent on professional fees in fiscal 2006 are expected to be more indicative of future expenses than the amounts spent in fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2006 and 2005 consisted of the following major components:

	Year Ended December 31
	2006	2005	Percentage
			Increase / (Decrease)
Marketing and Promotion	$378,320	$201,196	88.0%
Travel	199,848	90,304	121.3%
Wages and Benefits	246,654	140,586	75.4%
Miscellaneous	382,564	70,091	445.8%
Total	$1,207,386	$502,177	140.4%

Other operating expenses increased significantly during fiscal 2006 as our international business development activities were substantially greater in 2006 than in 2005. Included in marketing and promotional expenses for 2006 are amounts spent by us in conducting drilling projects in India and Namibia at no charge in an effort to demonstrate the efficacy of our technologies and processes. Travel expenses are particularly high as we have chosen to focus on developing an international market for our products and services, which requires us to send personnel to various locations around the world. Wages for fiscal 2006 were significantly higher as we hired new administrative and technical personnel.

Stock Compensation Expenses

Stock compensation expenses recorded for the year ended December 31, 2006 represent the value of options vested and exercisable during the period under our 2006 Stock Option Plan. See Note 10 to the financial statements included with this Annual Report.

OTHER ITEMS

	Year Ended December 31
	2006	2005	Percentage
			Increase / (Decrease)
Interest Income	$12,119	$334	3,528.4%
Interest Expense	(63,125)	(982)	6,328.2%
Loss on Disposal of Capital Asset	(2,414)	--	N/A
	$(53,420)	$(648)	8,143.8%

Interest income during our 2006 and 2005 fiscal years is primarily made up of interest accrued from loans made by EDI Germany to certain of its former shareholders, to certain of its officers and directors, and to persons related to officers and directors of EDI Germany prior to our acquisition of that company. See Part III, Item 12. “Certain Relationships and Related Transactions, and Director Independence.”

Included in interest expenses for fiscal 2006 are approximately $12,074 in interest accrued in respect of loans received from our officers and directors, our majority shareholder, EDI Holding, and from persons related to our officers, directors and majority shareholder. Interest expense on related party loans for fiscal 2005 was approximately $830. See Part III, Item 12. “Certain Relationships and Related Transactions, and Director Independence.”

The loss recorded on account of the disposal of capital assets relates to the disposal of certain equipment during the period.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows
	Year Ended December 31
	2006	2005
Net Cash used in Operating Activities	$(2,073,128)	$(824,725)
Net Cash used in Investing Activities	(434,600)	(445,820)
Net Cash from Financing Activities	2,412,103	1,346,093
Effect of Foreign Currency Translation	(9,392)	11,597
Net Increase (Decrease) in Cash During Period	$(105,017)	$87,145

Working Capital

			Percentage
	At December 31, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$292,050	$451,919	(35.4)%
Current Liabilities	(925,299)	(116,510)	694.2%
Working Capital Surplus (Deficit)	$(633,249)	$335,409	(288.8)%

Cash used in operating activities increased significantly during fiscal 2006 primarily as a result of completing the transaction with EDI Germany and the fact that EDI Germany’s business development activities increased significantly during the period.

Financing during the period was provided by private placements of our equity securities and from loans obtained from our officers and directors, our majority shareholder and from third parties. During the 2006 fiscal year, we completed one private placement financing of 714,285 units at a price of $0.70 per unit for total proceeds of $500,000. Each unit consisted of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of $0.70 per share for a period of one year from the date of issuance. Subsequent to our December 31, 2006 year end, we completed an additional two private placements. One private placement was completed for 1,736,111 units at a price of EUR 0.288 per unit, for total proceeds, less commissions of EUR 450,000 (approximately $594,000). The second private placement was completed for 1,850,000 units at a price of $0.32 per unit, for total proceeds, less commissions, of $540,000. See Part II, Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.”

During the year ended December 31, 2006, we received EUR 203,000 (approximately $267,809) in loans from persons related to our officers and directors and our majority shareholder. See Part III, Item 12. “Certain Relationships and Related Transactions, and Director Independence.” During fiscal 2006, we also received the following loans from unrelated third parties:

(a)	Loans totaling EUR 400,000 (approximately $527,704), bearing interest at a rate of 6% per annum and payable as follows:

EUR 50,000 (approximately $65,963) on or before December 7, 2007
EUR 250,000 (approximately $329,816) on or before March 31, 2008
EUR 100,000 (approximately $131,925) on or before June 13, 2007

The amounts due and owing under these loans are secured by accounts receivable and have been personally guaranteed by Mr. Rotthaeuser and Mr. Thiemann.

(b)

A loan for EUR 23,000 (approximately $30,343), bearing interest at a rate of 7% per annum and payable on or before July 7, 2007. The amounts due and owing on account of principal and interest under this loan may, at the option of the lender, be converted into shares of our common stock at an exchange price of EUR 2.00 per share. The lender is a resident of Germany.

(c)	Loans totaling EUR 53,000 (approximately $69,921), bearing interest at a rate of 5% per annum and payable as follows:

EUR 20,000 (approximately $26,385) on or before June 22, 2007
EUR 15,000 (approximately $19,789) on or before June 26, 2007
EUR 18,000 (approximately $23,747) on or before June 30, 2007

The amounts due and owing under these loans are unsecured.

(d)

Loans totaling EUR 55,000 (approximately $72,559), bearing interest at a rate of 5% per annum and payable on or before November 2, 2007 and November 23, 2007 respectively. The amounts due under these loans are secured by accounts receivable.

(e)	A loan for $100,000, bearing interest at a rate of 8% per annum and due on or before March 20, 2008. This loan is unsecured.

(f)	Loans totaling $550,000, bearing interest at a rate of 8% per annum, and payable as follows:

$250,000 on or before May 15, 2008
$100,000 on or before July 17, 2008
$200,000 on or before July 28, 2008

These loans are unsecured. These loans were repaid subsequent to our fiscal year ended December 31, 2006.

Subsequent to our December 31, 2006 year-end, we received an additional EUR 129,460 (approximately $171,524) in loans from related parties (see Part III, Item 12. “Certain Relationships and Related Transactions, and Director Independence”) and an additional EUR 123,000 (approximately $162,269) in loans from unrelated third parties as follows:

(a)	Loans totaling EUR 83,000 (approximately $109,499), bearing interest at a rate of 6% per annum and payable as follows:

EUR 33,000 (approximately $43,536) on or before February 19, 2008
EUR 50,000 (approximately $65,963) on or before March 14, 2008

The amounts due and owing under these loans are secured by accounts receivable and have been personally guaranteed by Mr. Rotthaeuser and Mr. Thiemann.

(b)

A loan for EUR 40,000 (approximately $52,770), bearing interest at a rate of 5% per annum and payable on or before September 28, 2007. The amounts due and owing under this loan are secured by accounts receivable.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months or to pay our current debt obligations when they come due. We have not earned any revenues to date, and there are no assurances that we will be able to generate revenues in the future. As such, our ability to complete our plan of operation and to meet our short-term debt obligations is expected to be dependent upon our ability to obtain substantial financing in the near term.

Although we have obtained short-term loans in order to meet our short-term capital needs, we do not expect to be able to satisfy our long-term capital needs through debt financing. In addition, there are no assurances that we will be able to obtain additional short-term debt financing when needed. Continuing to rely on short-term debt financing may decrease our ability to obtain additional debt financing in the future. Any long-term financing that we obtain is expected to come from sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company.

If we are not successful in raising sufficient financing, we will not be able to complete our current plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not able to raise sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are described at Note 3 to our financial statements for the year ended December 31, 2006.

RISKS AND UNCERTAINTIES

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of EUR 3,000,000 ($3,960,000) in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

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

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. A number of international patent applications have been filed with respect to our technologies. However, there is no assurance that a final patent will be granted for any of the patent pending technologies underlying our proposed products. If we are not able to obtain a patent for any of the technologies, we will only be able to protect our products and technological processes by maintaining the secrecy of those products and processes.

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

Dependence On Key Suppliers

The majority of our drilling equipment is machined by a single supplier located in Dorsten, Germany, close to our offices in Haltern Am See, Germany. This supplier assists us in machining our drilling equipment and installations and works closely with our own experts to make improvements to our technologies. The loss of this supplier could be damaging to our business. Although we believe that we would be able to use the services of other machining companies, switching machining companies could cause delays as we would be required to educate the new supplier on our needs and requirements. In addition a new supplier may be less conveniently located than our current supplier, which could increase travel time and shipping costs.

ITEM 7.                FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:		Page

Audited financial statements as of December 31, 2006, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as of December 31, 2006 and 2005;	F-3

3.	Statements of Operations for the year ended December 31, 2006, the year ended December 31, 2005, and the period from inception on December 7, 2004 to December 31, 2006;	F-4

4.	Statements of Cash Flows for the year ended December 31, 2006, the year ended December 31, 2005 and the period from inception on December 7, 2004 to December 31, 2006;	F-5

5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 7, 2004 through December 31, 2006; and	F-6

6.	Notes to Financial Statements.	F-7

EXPLORATION DRILLING INTERNATIONAL INC.

(formerly Invision Capital, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

December 31, 2006 and 2005

DAVIDSON & COMPANY LLP	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Exploration Drilling International Inc. (formerly Invision Capital, Inc.)

We have audited the accompanying consolidated balance sheet of Exploration Drilling International Inc. (formerly Invision Capital, Inc.) as at December 31, 2006 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the year then ended and for the period from inception (December 7, 2004) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and the results of its operations and its cash flows for the year then ended and for the period from inception (December 7, 2004) to December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is dependent upon financing to continue operations. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

April 20, 2007

A Member of SC INTERNATIONAL
1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

RSM Haarmann Hemmelrath

AUDITORS' REPORT IN ACCORDANCE WITH THE STANDARDS OF THE PCAOB

To the shareholders of EDI Exploration Drilling International GmbH, Haltern am See:

We have audited the accompanying balance sheet of EDI Exploration Drilling International GmbH as of December 31, 2005 and the related statement of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with US generally accepted accounting principles.

Düsseldorf, February 9, 2006

RSM Haarmann Hemmelrath GmbH
Wirtschaftsprüfungsgesellschaft (Auditors)
Steuerberatungsgesellschaft (Tax Advisors)

Bula	Schmoll
Wirtschaftsprüfer [Auditor]	Wirtschaftsprüferin [Auditor]

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2006	2005

ASSETS

Current Assets
Cash	$23,877	$128,894
Other receivables (Net of allowance of $Nil, 2005 -$Nil)	44,328	145,164
Loans receivable -related party (Note 8)	197,073	177,861
Prepaid expenses	26,772	-
Deferred tax asset, less valuation allowance of $1,396,079 (2005 -$326,078) (Note 5)	-	-
Total Current Assets	292,050	451,919

Equipment (Note 4)	200,207	152,508
Patents (Note 4)	335,247	50,302

Total Assets	$827,504	$654,729

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$384,236	$110,386
Accounts payable and accrued liabilities –related parties (Note 8)	55,448
Loans payable -current (Notes 6 and 8)	485,615	6,124
Total Current Liabilities	925,299	116,510

Loans payable (Notes 7 and 8)	1,266,280	52,696

Total Liabilities	2,191,579	169,206

Commitments (Note 12)

Stockholders’ Equity (Deficiency)
Common stock (Note 9)
Authorized
1,000,000,000 common shares, par value $0.001
Issued and outstanding
December 31, 2006 -102,706,285
December 31, 2005 -51,992,000	102,706	46,833
Additional paid-in capital	3,522,818	1,284,808
Accumulated other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(22,892)	11,368
Deficit accumulated during the development stage	(4,966,707)	(857,486)
Total Stockholders’ Equity (Deficiency)	(1,364,075)	485,523

Total Liabilities and Stockholders’ Equity (Deficiency)	$827,504	$654,729

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception	Year	Year
	(December 7, 2004)	Ended	Ended
	to December 31,	December 31,	December 31,
	2006	2006	2005

EXPENSES

Amortization	$77,938	$64,381	$13,557
Management fees	642,826	493,834	148,992
Professional fees	905,980	717,139	185,296
Selling, general and aministrative	1,712,812	1,207,386	502,177
Stock compensation expense	1,570,472	1,570,472	-
Foreign currency loss	2,589	2,589	-

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	4,912,617	4,055,801	850,022

OTHER ITEMS

Interest income	(12,453)	(12,119)	(334)
Interest expense	64,129	63,125	982
Loss on disposal of capital asset	2,414	2,414	-

LOSS BEFORE INCOME TAXES	4,966,707	4,109,221	850,670

Provision for income taxes	-	-	-

NET LOSS	4,966,707	4,109,221	850,670

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment	(22,892)	(34,260)	11,597

COMPREHENSIVE LOSS	$4,989,599	$4,143,481	$839,073

BASIC AND DILUTED NET LOSS PER SHARE		(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		$86,285,542	50,000,000

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception	Year	Year
	(December 7, 2004)	Ended	Ended
	to December 31,	December 31,	December 31,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(4,966,707)	$(4,109,221)	$(850,670)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	77,938	64,381	13,557
Stock compensation expense	1,570,472	1,570,472	-
Loss on disposal of capital asset	2,414	2,414	-
Change in operating assets and liabilities:
Decrease (increase) in other receivables	20,395	113,757	(93,267)
Increase in accrued interest receivable	(12,543)	(12,322)	(221)
Increase in prepaid expenses	(25,964)	(25,964)	-
Increase in accounts payable and accrued liabilities	369,487	260,530	105,105
Increase in accrued interest payable	63,618	62,825	771

Net cash used in operating activities	(2,900,890)	(2,073,128)	(824,725)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans receivable	(264,614)	(35,161)	(229,453)
Acquisition of equipment	(280,559)	(114,494)	(166,065)
Acquisition of patents	(335,247)	(284,945)	(50,302)

Net cash used in investing activities	(880,420)	(434,600)	(445,820)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash acquired from Invision Capital, Inc.	81,587	81,587	-
Issuance of capital stock for cash	546,833	500,000	12,731
Contributed capital	1,475,540	190,732	1,284,808
Proceeds from loans payable, net of repayment	1,699,251	1,639,784	48,554

Net cash provided by financing activities	3,803,211	2,412,103	1,346,093

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	1,976	(9,392)	11,597

NET INCREASE (DECREASE) IN CASH	23,877	(105,017)	87,145

CASH, BEGINNING OF PERIOD	-	128,894	41,749

CASH, END OF PERIOD	$23,877	$23,877	$128,894

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. Dollars)

	Common Stock				Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Number		Paid-	Comprehensive	Development
	of Shares	Par Value	in Capital	Income (Loss)	Stage	Total

Sale of common stock for cash, December 7, 2004 (inception)	50,000,000	$46,833	$-	$-	$-	$46,833

Foreign currency translation adjustment				(229)		(229)

Net loss					(6,816)	(6,816)

Balance, December 31, 2004	50,000,000	46,833	-	(229)	(6,816)	39,788

Increase in subscribed capital			1,284,808			1,284,808

Foreign currency translation adjustment				11,597		11,597

Net loss					(850,670)	(850,670)

Balance, December 31, 2005	50,000,000	46,833	1,284,808	11,368	(857,486)	485,523

Increase in subscribed capital			190,732			190,732

Recapitalization, April 26, 2006	51,992,000	55,159	(22,480)			32,679

Stock compensation expense			1,570,472			1,570,472

Sale of common stock for cash at $0.70 per unit, September 28, 2006	714,285	714	499,286			500,000

Foreign currency translation adjustment				(34,260)		(34,260)

Net loss					(4,109,221)	(4,109,221)

Balance, December 31, 2006	102,706,285	$102,706	$3,522,818	$(22,892)	$(4,966,707)	$(1,364,075)

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

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

The consolidated financial statements of the Company prior to April 26, 2006 are those of EDI. The Company’s date of incorporation is considered to be December 7, 2004, the date of inception of EDI. Effective October 16, 2006, the Company changed its name from Invision Capital, Inc. to Exploration Drilling International Inc.

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
December 31, 2006

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

The Company follows the current rate method of translation with respect to its foreign subsidiary. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rates while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

	(d)	Prepaid expenses

Prepaid expenses consist primarily of prepaid vehicle lease and travel expenses and a refundable vehicle lease deposit.

	(e)	Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(f) Equipment

Equipment is recorded at cost and consists of a well system, technical equipment and machinery, a vehicle and office and other equipment. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Well system	20 years
Technical equipment and machinery	3-8 years
Vehicle	4 years
Office and other equipment	3-10 years

(g)        Patents

Patents and patent applications are recorded at cost. Capitalized amounts relate solely to legal and advisory costs incurred in registration of the patents. Depreciation is calculated using the straight-line method over the useful lives of the assets. No depreciation is provided for as the patents have not yet been awarded and/or begun to generate revenues.

(h)        Goodwill and intangible assets

The Company has adopted SFAS 142, “Goodwill and Intangible Assets,” which requires that costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, be recognized as an expense when incurred. Intangible assets acquired for fair value having definite lives are amortized over their useful life.

(i)        Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(j)	Income taxes

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

	(k)	Fair value of financial instruments

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

	(l)	Stock-based compensation

Effective January 1, 2006, the Company accounts for stock-based compensation issued to employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share- Based Payment.” which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and the consensus in Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

	(m)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of December 31, 2006 and 2005, the Company’s potentially dilutive securities, stock options and warrants, have been excluded from the weighted average number of shares outstanding as they were anti-dilutive.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(n)	Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

	(o)	Development stage

The Company is a development stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not yet commenced.

	(p)	Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

	(q)	Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(q) Recent accounting pronouncements (continued)

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

(r) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	EQUIPMENT AND PATENTS

Equipment

	December 31,	December 31,
	2006	2005

Well system	$1,777	$1,777
Technical equipment and machinery	243,758	116,490
Technical equipment and machinery: construction-in-progress	-	15,824
Vehicle	12,251	12,251
Office and other equipment	19,723	19,723
	277,509	166,065
Accumulated amortization	(77,302)	(13,557)

Net book value	$200,207	$152,508

During the year ended December 31, 2005, the Company did not amortize $15,824 of technical equipment and machinery as utilization of the equipment began subsequent to year-end.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

4.	EQUIPMENT AND PATENTS (continued) Patents

	December 31,	December 31,
	2006	2005

Patents	$335,247	$50,302
Accumulated amortization	-	-

Net book value	$335,247	$50,302

During the year ended December 31, 2006 and 2005, the Company did not amortize its patents as the patents have not yet been awarded and/or they have not begun to generate revenues.

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

5.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the year ended December 31, 2006 and 2005 and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from development stage activities as a result of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Loss for the period	$(4,109,221)	$(850,670)

Computed “expected” tax benefit	(1,397,135)	(289,228)
Non deductible expenses	533,960	23,547
Foreign tax rate differentials	(169,949)	(60,397)
Change in valuation allowance	1,033,124	326,078

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, is presented below:

	2006	2005
Deferred tax assets:
Net operating loss carry forwards – US	$86,125	$-
Net operating loss carry forwards – Germany	1,309,954	326,078
Valuation allowance	(1,396,079)	(326,078)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December, 2006 and 2005 was $1,396,079 and $326,078 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The losses in Germany may be carried forward indefinitely and the losses in the United States expire in 2021.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

6.	LOANS PAYABLE -CURRENT

During the year ended December 31 2006, two loans were granted from a third party individual totaling Euro 150,000 (US -$197,888). The loans bear interest of 6% per annum and are due as follows:

Principal	Due Date

Euro 50,000 (US -$65,963)	December 7, 2007
Euro 100,000 (US -$131,925)	June 13, 2007

Interest expenses accrued for the year ended December 31, 2006 totaled Euro 3,696 (US -$4,725).

During the year ended December 31, 2006, a loan was granted from a third party individual for Euro 23,000 (US -$30,343). The loan bears interest at 7% per annum and is due July 7, 2007. The Company has the option of repaying the principal and interest by issuing 12,305 shares of the Company’s common stock if the lender is notified in writing one month before the due date. Interest expense accrued for the year ended December 31, 2006 totaled Euro 695 (US -$892).

During the year ended December 31, 2006, several loans were granted from a third party individual totaling Euro 53,000 (US -$69,921). The loans bear interest at 5% per annum and were due December 31, 2006. The loans have been extended and are due as follows.

Principal	Due Date

Euro 20,000 (US -$26,385)	June 22, 2007
Euro 15,000 (US -$19,789)	June 26, 2007
Euro 18,000 (US -$23,747)	June 30, 2007

Interest expenses accrued for the year ended December 31, 2006 totaled Euro 535 (US -$688).

During the year ended December 31, 2006, two loans were granted from a third party company for Euro 30,000 (US -$39,578) and Euro 25,000 (US -$32,981). The loan bears interest at 5% per annum and are due on November 2, and November 23, 2007 respectively. Interest expense accrued for the year ended December 31, 2006 totaled Euro 354 (US -$456).

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

7.	LOANS PAYABLE

During the year ended December 31, 2006, a loan was granted from a third party company for $100,000. The loan bears interest at 8% per annum, compounded annually, and is due March 20, 2008. Interest expense accrued for the year ended December 31, 2006 totaled $5,458.

During the year ended December 31, 2006, several loans were granted from a third party company totaling $550,000. The loans bear interest at 8% per annum, compounded annually, and are due as follows:

Principal	Due Date

$250,000	May 15. 2008
$100,000	July 17, 2008
$200,000	July 28, 2008

Interest expenses accrued for the year ended December 31, 2006 totaled $23,101.

During the year ended December 31 2006, two loans were granted from a third party individual totaling Euro 250,000 (US -$329,816). The loans bear interest at 6% per annum and are due as follows:

Principal	Due Date

Euro 125,000 (US -$164,908)	March 31, 2008
Euro 125,000 (US -$164,908)	March 31, 2008

Interest expenses accrued for the year ended December 31, 2006 totaled Euro 12,064 (US -$15,215).

8.	RELATED PARTY TRANSACTIONS Loans Receivable

During the year ended December 31, 2006, two loans were granted to former shareholders of EDI totaling Euro 9,240 (US -$12,190). On December 31, 2006, one loan, including principal and interest, was forgiven totaling Euro 8,497 (US -$11,210) and posted to additional paid-in capital. The remaining loan bears interest at 3% per annum and is due January 5, 2008. Interest income accrued for the year ended December 31, 2006 totaled Euro 277 (US -$348).

During the year ended December 31, 2006, a a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI for Euro 15,400 (US -$20,317). The loan bears interest at 3% per annum and was due January 5, 2008. On April 17, 2007, the Company made an immediate demand for repayment and the loan is currently in default. Interest income accrued for the year ended December 31, 2006 totaled Euro 462 (US -$580).

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

8.	RELATED PARTY TRANSACTIONS (continued)

Loans Receivable (continued)

During the year ended December 31, 2006, a loan was granted to an officer and director of the Company and a managing director of EDI, for Euro 2,860 (US -$3,628). The loan bears interest at 3% per annum and is due on December 31, 2006. On December 31, 2006, the loan receivable, including principal and interest, was posted as a payment against a loan payable to the same individual. Interest income accrued for the year ended December 31, 2006 totaled Euro 86 (US -$108).

During the year ended December 31, 2005, a loan was granted to a former shareholder of EDI for Euro 10,000 (US -$13,193). The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 30, 2007. Interest income accrued for the year ended December 31, 2006 and 2005 totaled Euro 588 (US -$738) and Euro 12 (US -$14) respectively.

During the year ended December 31, 2005, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI, for Euro 115,000 (US -$151,715). The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 30, 2007. On April 17, 2007, the Company made an immediate demand for repayment and the two loans are currently in default. Interest income accrued for the year ended December 31, 2006 and 2005 totaled Euro 6,766 (US -$8,487) and Euro 134 (US -$166) respectively.

During the year ended December 31, 2005, a loan was granted to an officer and director of the Company and a managing director of EDI, for Euro 25,000 (US -$32,981). The loan bears interest at 6% per annum and is due on December 31, 2006. On December 31, 2006, the loan receivable, including principal and interest, was posted as a payment against a loan payable to the same individual. Interest income accrued for the year ended December 31, 2006 and 2005 totaled Euro 1,459 (US -$1,830) and Euro 41 (US -$50) respectively.

Loans Payable –Current

During the year ended December 31, 2006, several loans were granted from EDI Holding totaling Euro 26,400 (US -$34,828). The loans bear interest and are due as follows:

Principal	Interest	Due Date

Euro 20,000 (US -$26,385)	5%	July 18, 2007
Euro 3,400 (US -$4,485)	6%	November 3, 2007
Euro 2,000 (US -$2,639)	5%	December 31, 2007
Euro 1,000 (US -$1,319)	6%	December 31, 2007

Interest expenses accrued for the year ended December 31, 2006 totaled Euro 487 (US -$628).

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

8.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the year ended December 31, 2006, two loans were granted from a company with a shareholder related to an officer and director of the Company and a managing director of EDI, for Euro 90,000 (US - $118,733) and Euro 11,600 (US -$15,304). On October 4, 2006, Euro 30,000 (US -$39,578) of the first loan granted was repaid. The first loan bears interest at 6% and was due March 31, 2007. On January 4, 2007, the loan was extended to September 30, 2007. The second loan bears interest at 5% per annum and is due November 3, 2007. Interest expenses accrued for the year ended December 31, 2006 totaled Euro 3,757 (US -$4,778).

During the year ended December 31, 2005, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 5,000 (US -$6,596). During the year ended December 31, 2006, a second loan was granted by the same individual for Euro 12,000 (US - $15,831). The first loan bears interest at 6% per annum and the second loans bears interest at 5%. The loans were due December 31, 2006. During the year ended December 31, 2006, the first loan was extended to December 31, 2007 and the second loan was extended to June 22, 2007. Interest expenses accrued for the year ended December 31, 2006 and 2005 were Euro 494 (US -$634) and Euro 188 (US -$234) respectively

Loans Payable

During the year ended December 31, 2006, a loan was granted from EDI Holding for Euro 75,000 (US - $98,944). The loan bears interest at 5% per annum and is due on December 21, 2009.

During the year ended December 31, 2005, a loan was granted from an officer and director of the Company and a managing director of EDI, for Euro 36,000 (US -$47,493). During the year ended December 31, 2006, an additional loan for Euro 50,000 (US -$65,963) was granted. On December 31, 2006, two loans receivable, including principal and interest, totaling Euro 29,446 (US -$38,847) were posted as a payment against the second loan payable. The loans bear interest at 5% per annum and are due December 31, 2007 and May 4, 2008. Interest expense accrued for the year ended December 31, 2006 and 2005 were Euro 4,204 (US -$5,376) and Euro $Nil (US -$Nil) respectively.

During the year ended December 31, 2004, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 8,000 (US -$10,554). The loan bears interest at 7% annum and is due on December 31, 2009. Interest expense accrued for the year ended December 31, 2006 and 2005 were Euro 514 (US -$658) and Euro 480 (US -$596) respectively.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

8.	RELATED PARTY TRANSACTIONS (continued)

Other (continued)

At December 31, 2006, included in accounts payable and accrued liabilities –related parties is Euro 35,532 (US -$46,876) owed to managing directors of EDI for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

At December 31, 2006, included in accounts payable and accrued liabilities –related parties is Euro 6,498 (US -$8,572) owed to a managing director of EDI for the company use of his private vehicle. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Consulting fees paid to an officer of the Company for the year ended December 31, 2006 and 2005 totaled $8,000 and $Nil respectively. Management fees paid to the managing directors of EDI for the year ended December 31, 2006 totaled Euro 385,000 (US -$485,834) and Euro 120,000 (US -$148,992) respectively. Lease fees for office space paid to an individual related to an officer and director of the Company and a managing director of EDI, for the year ended December 31, 2006 totaled Euro 13,094 (US -$16,436) and Euro 8,511 (US -$10,568) respectively.

9.	COMMON STOCK

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

On December 7, 2004, the Company issued 51,992,000 shares of common stock for total proceeds of Euro 35,750 (US -$46,833).

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

10.	STOCK OPTIONS AND WARRANTS

Stock Options

On May 5, 2006, the Company adopted a stock incentive plan (the “2006 Stock Option Plan”) to provide incentives to employees, directors and consultants. The Stock Plan provides for the issuance of up to 11,000,000 options with a maximum term of five years. The maximum aggregate number of shares that may be optioned and sold under the 2006 Stock Option Plan will be increased effective the first day of each of the Company’s fiscal quarters, beginning with the fiscal quarter commencing May 1, 2006, by an amount equal to the lesser of 10% of the total increase in the number of outstanding shares during the previous fiscal quarter and a lesser number of shares as may be determined by the Board of Directors of the Company. Vesting periods are determined at the discretion of the Board of Directors.

		Weighted
		Average
	Number	Exercise Price

Options outstanding, beginning of the period	-
Granted	11,000,000	$1.00
Exercised	-
Expired	-
Options outstanding, December 31, 2006	11,000,000	$1.00
Options exercisable, December 31, 2006	2,180,000	$1.00
Weighted average fair value of options granted during the year ended
December 31, 2006		$0.72

On May 5, 2006, the Company granted stock options to officers, directors and consultants under the 2006 Stock Option Plan, to acquire a total of 11,000,000 shares of common stock exercisable at a price of $1.00 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

10.	STOCK OPTIONS AND WARRANTS (continued) Stock Options (continued)

A summary of stock options outstanding at December 31, 2006 is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 1.00	4,200,000	8.33	$ 1.00	840,000	$ 1.00
$ 1.00	500,000	8.33	$ 1.00	100,000	$ 1.00
$ 1.00	2,000,000	8.33	$ 1.00	400,000	$ 1.00
$ 1.00	1,190,000	8.33	$ 1.00	240,000	$ 1.00
$ 1.00	500,000	8.33	$ 1.00	100,000	$ 1.00
$ 1.00	500,000	5.33	$ 1.00	250,000	$ 1.00
$ 1.00	250,000	7.33	$ 1.00	-	$ 1.00
$ 1.00	250,000	7.33	$ 1.00	-	$ 1.00
$ 1.00	250,000	7.33	$ 1.00	-	$ 1.00
$ 1.00	200,000	7.33	$ 1.00	-	$ 1.00
$ 1.00	200,000	7.33	$ 1.00	-	$ 1.00
$ 1.00	200,000	5.33	$ 1.00	100,000	$ 1.00
$ 1.00	200,000	5.33	$ 1.00	100,000	$ 1.00
$ 1.00	100,000	7.33	$ 1.00	-	$ 1.00
$ 1.00	100,000	5.33	$ 1.00	50,000	$ 1.00
$ 1.00	80,000	7.33	$ 1.00	-	$ 1.00
$ 1.00	50,000	7.33	$ 1.00	-	$ 1.00
$ 1.00	30,000	5.33	$ 1.00	-	$ 1.00
$ 1.00	200,000	9.33	$ 1.00	-	$ 1.00

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	89.35%
Weighted average expected life of options	5 years

The Company recognized stock-based compensation of $1,570,472 being the fair value of the options vested and exercisable in the period.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

10.	STOCK OPTIONS AND WARRANTS (continued) Warrants

Date	Issued	Outstanding	Exercise Price	Expiry Date

September 28, 2006	714,285	714,285	$ 0.70	September 28, 2007

11.	SEGMENT INFORMATION

The Company’s operations following the acquisition of EDI were conducted in one reportable segment, being the distribution and maintenance of water exploration machinery and equipment and the provision of related services in Germany. All the Company’s equipment and patents are in Germany.

12.	COMMITMENTS

On August 1, 2006, EDI entered into a lease agreement for office space on a month-to-month basis that requires monthly lease payments of Euro 1,260 (US -$1,662).

On May 29, 2006, EDI entered into a managing service contract with a managing director of EDI effective August 1, 2006 to pay monthly management fees of Euro 5,600 (US -$7,388). The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 per hour. The contract terminates on December 31, 2007.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 per hour. The contract terminates on December 31, 2007.

On July 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 600 (US -$792) plus taxes.

On March 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 491 (US -$646) plus taxes.

On July 1, 2005, EDI entered into a freelance agreement with an individual effective July 1, 2005, to pay monthly consulting fees of Euro 8,000 (US -$10,554). The contract may be terminated at the end of each calendar quarter by giving written notice of six months.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

12.	COMMITMENTS (continued)

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $13,192) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 19,000 (US $25,066) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US $13,192) per month.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $13,192) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 16,000 (US $21,108) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US $13,192) per month.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	Inception		Inception
	(December 7,		(December 7,
	2004) to	Year ended	2004) to
	December 31,	December, 31	December 31,
	2006	2006	2005

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (continued)

Non-cash Transactions (continued)

During the period from inception (December 7, 2004) to December 31, 2006, the Company issued 50,000,000 common shares for the acquisition of EDI.

During the year ended December 31, 2006, two loans receivable granted from an officer and director of the Company and a managing director of EDI, including principal and interest, totaling Euro 29,446 (US - $38,847) were posted as a payment against a loan payable to the same individual.

14.	SUBSEQUENT EVENTS

On January 28, 2007, a loan was granted from a company with a shareholder related to an officer and director of the Company and managing director of EDI, for Euro 57,500 (US -$75,857). The loan bears interest at 5% per annum and is due February 5, 2008.

On February 2, 2007, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 10,000 (US -$13,926). The loan bears interest at 6% per annum and is due June 30, 2007.

On February 15, 2007 and March 14, 2007, two loans were granted from a third party individual for Euro 33,000 (US -$43,536) and Euro 50,000 (US -$65,963), respectively. The loans bear interest of 6% per annum and are due February 19, 2008 and March 18, 2008, respectively.

On March 28, 2007, a loan was granted from a third party company for Euro 40,000 (US -$52,770). The loan bears interest at 5% per annum and is due September 28, 2007.

During the three months ended March 31, 2007, several loans were granted from EDI Holding totaling Euro 61,960 (US -$81,741). The loans bear interest at 5% per annum and are due as follows:

Principal	Due Date

Euro 21,000 (US -$27,704)	January 22, 2008
Euro 1,800 (US -$2,375)	February 26, 2008
Euro 39,160 (US -$51,662)	February 26, 2008

On April 2, 2007, the Company approved a private placement with a corporate investor for a total of 1,736,111 units at a price of Euro 0.288 (US -$0.373) per unit, for total proceeds of Euro 500,000 ($646,805). Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.288 (US -$0.373) per share for a period of one year from the date of closing.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 5, 2006, we dismissed Cordovano Honeck, LLP as our principal independent accountants and engaged Davidson & Company, Chartered Accountants (“Davidson”), as our new principal independent accountants. The information required by Item 304 of Regulation SB was provided in our Current Report on Form 8-K, filed with the SEC on June 7, 2006.

ITEM 8A.             CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.             OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following information sets forth the names of our officers, directors and significant employees, their present positions with our company, and their biographical information.

Name	Age	Positions
Rainer Rotthaeuser	49	Director, Chief Executive Officer and President of the Company and Managing Director of EDI Germany.
Guenter Thiemann	49	Director, Chief Financial Officer and Treasurer of the Company and Managing Director of EDI Germany.
John Boschert	37	Secretary of the Company.

Set forth below is a brief description of the background and business experience of our executive officers, directors and significant employees:

Rainer Rotthaeuser, President, CEO and Director

Mr. Rotthaeuser was appointed as a member of our Board of Directors and as our Chief Executive Officer and President upon closing of the acquisition of EDI Germany. Mr. Rotthaeuser has been self-employed since 1988 when he formed his own architectural firm. Mr. Rotthaeuser’s architectural expertise is in the development and construction of large building projects.

Guenter Thiemann, Treasurer, CFO and Director

Mr. Thiemann was appointed as our Chief Financial Officer and Treasurer upon closing of the acquisition of EDI Germany. On December 27, 2006, we appointed Mr. Thiemann as a member of our Board of Directors. From 1989 to 1999, Mr. Thiemann was employed at LVM Insurance in the development and implementation of corporate marketing strategies. In 1999, he formed Thiemann Gesellschaft fuer Fondsmanagement GmbH, an investment fund firm. From 2001 to 2003, he acted as a branch manager for the investment counseling firm of Comfort Finance AG. Since 2003, Mr. Thiemann has been self-employed as a consultant in the areas of capital investments and financing.

John Boschert, Secretary

Mr. Boschert has acted as our Secretary since March 20, 2006. Mr. Boschert was a member of our Board of Directors from March 13, 2006 to December 27, 2006. From March 20, 2006 to April 26, 2006, Mr. Boschert also acted as our Chief Executive Officer, President, Chief Financial Officer and Treasurer.

Mr. Boschert is a self-employed business consultant. From July 2003 to June 2005, he was the president and owner of a food and beverage company based in Port Alberni, British Columbia, Canada. From 1999 to 2003, he served as a business consultant and officer of Qincom Networks Inc., a telecommunications services provider. From 1998 to 2002, he served as a business consultant and director of Universal Domains, Inc., a food services and domain name provider.

Mr. Boschert is an officer and director of Balsam Ventures Inc., a company engaged in the business of developing a self-chilling beverage container.

Since June 28, 2005, Mr. Boschert has been the Secretary of Clyvia Inc., a company that, through its German subsidiary, Clyvia Technology GmbH, is developing a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various forms of recyclable waste materials, including vegetable oils, plastics and organic solids.

Since April 19, 2006, Mr. Boschert has been the Secretary and Treasurer of Skyflyer, Inc., a development stage company engaged in the business of developing a recreational flying device and facility in which the flying device is to operate.

Since May 30, 2006, Mr. Boschert has acted on the Board of Directors for Vitavea Inc. On November 13, 2006, Mr. Boschert was appointed as the Chief Financial Officer, Treasurer and Secretary for Vitavea Inc. Vitavea Inc. is a development stage company engaged in the business of marketing and distributing nutritional supplements.

Legal Proceedings Involving Directors And Executive Officers

We are not aware of any legal proceedings to which any of our current or former directors, officers, affiliates, or owners of more than five percent of our common stock (beneficially or of record) is a party adverse in interest to us. None of our current or former officers or directors has, during the past 5 years, been the subject of any:

(a)	bankruptcy petitions filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	conviction in a criminal proceeding or been subject to a criminal proceeding (not including traffic violations or other minor offenses);

(c)

order, judgment or decree of any court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person’s involvement in any type of business, securities or banking activities; or

(d)	finding by a court of competent jurisdiction, the SEC or the Commodity Futures Trading Commission, that such person violated a federal or state securities or commodities law.

Committees Of The Board Of Directors

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. None of the members of our Board of Directors, as currently constituted, meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

We presently do not have a compensation committee, nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees.

Terms Of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our Board of Directors and hold office until removed by our Board of Directors or until their successors are appointed.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our securities (the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on a review of such reports received by us, we believe that, except as otherwise disclosed below, during the last fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Rainer Rotthaeuser Chief Executive Officer, President and Director	One	One	None
Guenter Thiemann Chief Financial Officer, Treasurer and Director	One	One	None
John Boschert Secretary	One	One	None
Frank Rigney Former Officer and Former Director	Two	Two	Two
David K. Duval Former Director	One	One	One
EDI Exploration Drilling International Holding GmbH Owner of more than 10% of outstanding common stock	None	None	None

ITEM 10.               EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended December 31, 2006:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Rainer Rotthaeuser(1) CEO, President & Director	2006	$253,737	$0	$0	$605,155	$0	$0	$0	$858,892
Guenter Thiemann(1) CFO, Treasurer & Director	2006	$196,172	$0	$0	$172,902	$0	$0	$0	$369,074
John Boschert(2) Secretary Former Director	2006	$8,000	$0	$0	$72,042	$0	$0	$0	$80,042
Frank Rigney(4) Former Director & Former Officer	2006	$0	$0	$0	$0	$0	$0	$0	$0
David Duval(5) Former Director	2006	$0	$0	$0	$0	$0	$0	$0	$0

(1)

Mr. Rotthaeuser and Mr. Thiemann were appointed to their respective positions on April 26, 2006 upon the completion of our acquisition of EDI Germany. Neither Mr. Rotthaeuser nor Mr. Thiemann were paid by EDI Germany prior to July 1, 2005. From July 1, 2005 to March 31, 2006, Mr. Rotthaeuser and Mr. Thiemann were each paid management fees of EUR 10,000 per month. From April 1, 2006 to September 30, 2006, Mr. Rotthaeuser was paid management fees of EUR 19,000 per month, and Mr. Thiemann was paid management fees of EUR 16,000 per month. Because of our limited financial resources, Mr. Rotthaeuser and Mr. Thiemann each agreed to reduce their management fees to EUR 10,000 per month beginning October 1, 2006. On May 5, 2006, we granted a number of stock options to each of Mr. Rotthaeuser and Mr. Thiemann. See “Outstanding Equity Awards at Fiscal Year-End Table” below.

(2)

Mr. Boschert was appointed as a director and as Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary on March 20, 2006. As of the completion of the acquisition of EDI Germany, Mr. Boschert no longer acts as our Chief Executive Officer, President, Chief Financial Officer or Treasurer. As of December 27, 2006, Mr. Boschert no longer acts on our Board of Directors. Mr. Boschert continues to act as our Secretary. Mr. Boschert receives $1,000 per month for acting as our Secretary. On May 5, 2006, we granted a number of stock options to Mr. Boschert. See “Outstanding Equity Awards at Fiscal Year-End Table” below.

(3)	Mr. Rigney was a member of our Board of Directors and our sole executive officer from the date of our inception to March 20, 2006.

(4)	Mr. Duval was a member of our Board of Directors from January 28, 2004 to March 13, 2006.

Outstanding Equity Awards At Fiscal Year-End Table

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B as of our fiscal year end of December 31, 2006:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Rainer Rotthaeuser CEO, President & Director	840,000 840,000 - - -	- - 840,000(1) 840,000(2) 840,000(3)	- - - - -	$1.00 $1.00 $1.00 $1.00 $1.00	May 5, 2011 May 5, 2012 May 5, 2013 May 5, 2014 May 5, 2015
Guenter Thiemann CFO, Treasurer & Director	240,000 240,000 - - -	- - 240,000(1) 240,000(2) 230,000(3)	- - - - -	$1.00 $1.00 $1.00 $1.00 $1.00	May 5, 2011 May 5, 2012 May 5, 2013 May 5, 2014 May 5, 2015
John Boschert Secretary	100,000 100,000	- -	- -	$1.00 $1.00	May 5, 2011 May 5, 2012

Notes:

(1)	Options vest on May 5, 2008.
(2)	Options vest on May 5, 2009.
(3)	Options vest on May 5, 2010.

Employment Contracts

Mr. Rotthaeuser and Mr. Thiemann each have management contracts with EDI Germany with respect to their employment as managing directors of EDI Germany. We do not have an employment contract with Mr. Boschert.

Mr. Rotthaeuser and Mr. Thiemann’s management contracts were executed in January, 2005, prior to our acquisition of EDI Germany. The management contracts for Mr. Rotthaeuser and Mr. Thiemann will terminate automatically upon the later of their reaching the age of 65 or their becoming entitled to receive pension payments for the first time. The contracts may be terminated earlier with six months prior written notice. Their management contracts provide that the compensation to be paid to each of them is to be determined by EDI Germany’s shareholders. In June, 2005, EDI Germany’s former shareholders determined that Mr. Rotthaeuser and Mr. Thiemann would be paid management fees of EUR 10,000 per month by EDI Germany for acting as the managing directors of EDI Germany. In addition, it was decided that each of Mr. Rotthaeuser and Mr. Thiemann would receive annual bonuses equal to 5% of the annual profits of EDI Germany, if any. In March, 2006, the former shareholders of EDI Germany decided to increase the management fees payable to Mr. Rotthaeuser and Mr. Thiemann to EUR 19,000 per month and EUR 16,000 per month respectively, beginning April 1, 2006. Because of our limited financial resources, the management fees payable to Mr. Rotthaeuser and Mr. Thiemann were decreased back to EUR 10,000 per month each.

The management contracts for Mr. Rotthaeuser and Mr. Thiemann do not contain any change-in-control provisions.

Copies of the management contracts for each of Mr. Rotthaeuser and Mr. Thiemann are attached as exhibits to this Annual Report.

Director Compensation

All compensation paid or earned to our directors for the fiscal year ended December 31, 2006 has been disclosed in the Summary Compensation Table provided above.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 11, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers as defined under Item 402(a)(2) of Regulation SB; and (iii) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Rainer Rotthaeuser Chief Executive Officer and President Director Goethestrasse 61 D-45721 Haltern am See, Germany	1,680,000(2) Direct	1.5%
Common Stock	Guenter Thiemann Chief Financial Officer and Treasurer Director Goethestrasse 61 D-45721 Haltern am See, Germany	480,000(3) Direct	*
Common Stock	John Boschert Secretary 1480 Gulf Road, Suite 205 Point Roberts, WA 98281	200,000(4) Direct	*
Common Stock	All Officers and Directors as a Group (3 persons)	2,360,000	2.2%
5% STOCKHOLDERS
Common Stock	EDI Exploration Drilling International Holding GmbH Goethestrasse 61 D-45721 Haltern am See, Germany	70,000,000(5) Direct	65.8%

Notes

*	Represents less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of our common stock actually outstanding on the date of this Information Statement. As of May 11, 2007, we had 106,317,396 shares of common stock issued and outstanding.

(2)

Mr. Rotthaeuser owns options to acquire 1,680,000 shares of our common stock, exercisable at a price of $1.00 per share, that are either currently exercisable or will become exercisable within 60 days. Mr. Rotthaeuser is also a managing director of EDI Holding. In addition, Mr. Rotthaeuser’s wife beneficially owns a 31.5% interest in, EDI Holding. However, none of the EDI USA shares owned by EDI Holding are listed as being indirectly owned by Mr. Rotthaeuser as Mr. Rotthaeuser does not have the power to direct the voting or disposition of those shares.

(3)

Mr. Thiemann owns options to acquire 480,000 shares of our common stock, exercisable at a price of $1.00 per share, that are either currently exercisable or will become exercisable within 60 days. Mr. Thiemann is also a managing director of, and owns a 10.5% interest in, EDI Holding. However, none of the EDI USA shares owned by EDI Holding are listed as being indirectly owned by Mr. Thiemann as Mr. Thiemann does not have the power to direct the voting or disposition of those shares.

(4)	Mr. Boschert owns options to acquire 200,000 shares of our common stock, exercisable at a price of $1.00 per share, that are currently exercisable.

(5)

Mr. Rotthaeuser and Mr. Thiemann are each managing directors of EDI Holding. Magdalena Rotthaeuser, the wife of Mr. Rotthaeuser, holds legal title to a 55.9% ownership interest in EDI Holding. However, Ms. Rotthaeuser holds 24.4% of EDI Holding in trust for two former employees of EDI Germany. As such, Ms. Rotthaeuser does not have the ability to direct the voting or disposition of the EDI USA shares held by EDI Germany.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

In 2006, our board of directors approved the 2006 Stock Option Plan (the “2006 Plan”). Under the terms of the 2006 Plan, options to purchase up to 11,000,000 shares of our common stock may be granted to our officers, directors, employees and permitted consultants of our company. Under the terms of the 2006 Plan, the total number of shares that may be subjected to options grants will increase each fiscal quarter by the greater of 10% of any increase in the number of shares of our common stock outstanding during the previous fiscal quarter and such lesser amount that that may be determined by our Board of Directors. The 2006 Plan provides that exercise price be not less than 75% of the Fair Market Value of the common stock on the date of the grant.

EQUITY COMPENSATION PLAN INFORMATION AS AT DECEMBER 31, 2006

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by security holders	Nil	N/A	N/A

Equity Compensation Plans not approved by security holders	11,000,000	$1.00	71,428

Total	11,000,000	$1.00	71,428

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On April 26, 2006, we issued a total of 50,000,000 shares of our common stock to EDI Holding in exchange for all of the shares of EDI Germany. Magdalena Rotthaeuser, the wife of Rainer Rotthaeuser, beneficially owns a 31.5% interest in EDI Holding, and Mr. Thiemann owns a 10.5% interest in EDI Holding.

We currently rent two office spaces from Magdalena Rotthaeuser. The first office space has an area of approximately 649 square feet, which we rent at a cost of EUR 600 ($792) per month. The second office consists of a space with an area of approximately 656 square feet, which we rent at a cost of EUR 491 ($648) per month.

During 2005 and 2006, EDI Germany extended the following loans to a person who currently act as one of our officers and directors and to a person related to one of our current officers and directors. These loans were granted by EDI Germany prior to our acquisition of EDI Germany, and thus, prior to EDI Germany becoming an “issuer” or a company controlled by an “issuer” as defined under Section 2 of the Sarbanes-Oxley Act of 2002:

(a)

On December 23, 2005, EDI Germany loaned EUR 25,000 (approximately $32,981) to Guenter Thiemann. This loan was due on June 30, 2006, with interest payable at a rate of 6% per annum. In January, 2006, EDI Germany loaned an additional EUR 2,860 (approximately $3,628) to Mr. Thiemann. This loan was repayable by December 31, 2006, with interest payable at a rate of 3% per annum. The amounts payable to EDI Germany on account of these loans were subsequently offset against amounts due to Mr. Thiemann on account of loans extended to EDI Germany by Mr. Thiemann in fiscal 2005 and fiscal 2006.

At the time these loans were granted, Mr. Thiemann was a managing director of EDI Germany. In April, 2006, subsequent to our acquisition of EDI Germany, Mr. Thiemann became an executive officer of EDI USA and later became one of EDI USA’s directors.

(b)

On December 23, 2005, EDI Germany loaned EUR 115,000 (approximately $151,715) to Magdalena Rotthaeuser, and on January 3, 2006, EDI Germany loaned an additional EUR 15,400 (approximately $20,317) to Ms. Rotthaeuser. The loan for EUR 115,000 was originally due on June 30, 2006, with interest payable at a rate of 6% per annum. In June, 2006, because Ms. Rotthaeuser was unable to repay this loan on the original due date, EDI Germany agreed to extend the due date to December 31, 2006. In December, 2006, EDI Germany agreed to further extend the due date to June 30, 2007. The loan for EUR 15,400 is due on January 5, 2008 and bears interest at a rate of 3% per annum.

Ms. Rotthaeuser is the wife of Rainer Rotthaeuser and is a significant shareholder of EDI Holding, which is currently our majority stockholder. In December, 2005 and January, 2006, at the time the above loans were granted to Ms. Rotthaeuser, Ms. Rotthaeuser was a significant shareholder of EDI Germany, and Mr. Rotthaeuser was one of the managing directors of EDI Germany, along with Mr. Thiemann. In April, 2006, subsequent to our acquisition of EDI Germany, Mr. Rotthaeuser became an executive officer and director of EDI USA. In April, 2007, we made a demand to Ms. Rotthaeuser that she immediately repay the above loans. Ms. Rotthaeuser has not yet repaid the above loans, however we have confirmed that she is in the process of making arrangements to do so.

During our 2006 and 2005 fiscal years, we received a number of short-term loans from related parties. The funds received from these loans were used by us as general working capital as we pursued our plan of operation:

(a)	EDI Holding, our majority stockholder, loaned us EUR 101,400 (approximately $132,687) as follows:

Principal	Interest Rate	Grant Date	Due Date
EUR 20,000 ($26,385)	5%	July 15, 2006	July 18, 2007
EUR 3,400 ($4,485)	6%	October 28, 2006	November 3, 2007
EUR 75,000 ($98,944)	5%	December 19, 2006	December 21, 2009
EUR 2,000 ($2,639)	5%	December 29, 2006	December 31, 2007
EUR 1,000 ($1,319)	6%	December 29, 2006	December 31, 2007

Magdalena Rotthaeuser, the wife of Rainer Rotthaeuser, and Guenter Thiemann, are both significant shareholders of EDI Holding. Interest expenses accrued during the year ended December 31, 2006 on account of these loans totaled EUR 487 (approximately $628).

(b)	Guenter Thiemann, our Chief Financial Officer and one of our directors, loaned us EUR 86,000 (approximately $113,456) as follows:

Principal	Interest Rate	Grant Date	Due Date
EUR 36,000 ($47,493)	6.0%	June 8, 2005	December 31, 2007
	(starting 7/1/06)
EUR 50,000 ($65,963)	6.0%	May 4, 2006	May 4, 2008
	(starting 7/1/06)

At the end of fiscal 2006, a portion of the EUR 50,000 loan was offset against amounts due to us on account of loans previously granted to Mr. Thiemann by EDI Germany (see above) totaling EUR 29,446 (approximately $38,847). Interest accrued in respect of the above loans during fiscal 2006 totaled EUR 4,204 (approximately $5,376)

(c)	Dieter Thiemann, the brother of Guenter Thiemann, loaned us EUR 25,000 (approximately $32,981) as follows:

Principal	Interest Rate	Grant Date	Due Date
EUR 8,000 ($10,554)	7%	December 13, 2004	December 31, 2009
EUR 5,000 ($6,596)	6%	May 30, 2005	December 31, 2007
EUR 12,000 ($15,831)	5%	September 20, 2006	June 22, 2007
			(by verbal agreement)

Interest accrued under these loans during the year ended December 31, 2006 totaled EUR 1,008 (approximately $1,292).

(d)	DTB Patente GmbH, a company of which Magdalena Rotthaeuser is a significant shareholder, loaned us EUR 101,600 (approximately $134,037) as follows:

Principal	Interest Rate	Grant Date	Due Date
EUR 90,000 ($118,733)	6%	March 2, 2006	September 30, 2007
EUR 11,600 ($15,304)	5%	October 28, 2006	November 30, 2007

Ms. Rotthaeuser is the wife of Rainer Rotthaeuser, our Chief Executive Officer and one of our directors:

Subsequent to our December 31, 2006 fiscal year, we received an additional EUR 119,460 (approximately $157,598) in short-term loans from the following related parties:

(a)	Loans totaling EUR 61,960 (approximately $81,741) from EDI Holding, our majority stockholder:

Principal	Interest Rate	Grant Date	Due Date
EUR 21,000 ($27,704)	5%	January 19, 2007	January 22, 2008
EUR 40,960 ($54,037)	5%	February 23, 2007	February 26, 2008

(b)	A loan for EUR 10,000 (approximately $13,926) from Dieter Thiemann, bearing interest at a rate of 6% per annum, payable on or before June 30, 2007.

(c)	A loan of EUR 57,500 (approximately $75,857) from DTB Patente GmbH, bearing interest at a rate of 5% per annum, payable on or before February 5, 2008.

During our December 31, 2006 fiscal year, we paid Magdalena Rotthaeuser EUR 47,153 (approximately $62,242) for consulting services related to the design and creation of marketing and promotional materials.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. All of our current directors are executive officers. As a result, none of our directors are independent.

ITEM 13.               EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital.(3)

3.3	Certificate of Amendment to Articles of Incorporation – name change to Exploration Drilling International Inc.(9)

3.4	Amended and Restated Bylaws.(8)

4.1	Specimen Common Stock Certificate.(1)

10.1	Option Purchase and Royalty Agreement.(1)

10.2	Amendment to Option Purchase and Royalty Agreement.(2)

10.3

Share Purchase Agreement among the Company, EDI Exploration Drilling International Holding GmbH, EDI Exploration Drilling International GmbH and Frank Rigney, dated for reference the 5th day of April, 2006.(4)

10.4	Agreement and Deed of Transfer between EDI Exploration Drilling International Holding GmbH and the Company dated for reference as of the 26th day of April, 2006.(5)

Exhibit Number	Description of Exhibit
10.5	2006 Stock Option Plan.(6)

10.6	Joint Operating Agreement Between A. Abuynayyan Trading Corporation and EDI Exploration Drilling International GmbH.(7)

10.7	Managing Director Contract between EDI Exploration Drilling International GmbH and Rainer Rotthaeuser dated effective as of the 1st day of January, 2005 (translated from German to English).

10.8	Managing Director Contract between EDI Exploration Drilling International GmbH and Guenter Thiemann dated effective as of the 1st day of January, 2005 (translated from German to English.

10.9

Loan Agreement for EUR 25,000 with interest at 6% per annum between EDI Exploration Drilling International GmbH (as the lender) and Guenter Thiemann (as the borrower) dated December 23, 2005 (translated from German to English).

10.10

Loan Agreement for EUR 115,000 with interest at 6% per annum between EDI Exploration Drilling International GmbH (as the lender) and Magdalena Rotthaeuser (as the borrower) dated December 23, 2005 (translated from German to English).

10.11

Addendum to Loan Agreement dated December 23, 2005 between EDI Exploration Drilling International GmbH (as the lender) and Magdalena Rotthaeuser (as the borrower), extending due date to December 31, 2006, dated June 25, 2006 (translated from German to English).

10.12

Addendum to Loan Agreement dated December 23, 2005 between EDI Exploration Drilling International GmbH (as the lender) and Magdalena Rotthaeuser (as the borrower), extending due date to June 30, 2007, dated December 28, 2006 (translated from German to English).

10.13

Loan Agreement for EUR 15,400 with interest at 3% per annum between EDI Exploration Drilling International GmbH (as the lender) and Magdalena Rotthaeuser (as the borrower) dated January 3, 2006 (translated from German to English).

10.14

Loan Agreement for EUR 20,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated July 15, 2006 (translated from German to English).

10.15

Loan Agreement for EUR 3,400 with interest at 6% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated October 28, 2006 (translated from German to English).

10.16

Loan Agreement for EUR 75,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated December 19, 2006 (translated from German to English).

10.17

Loan Agreement for EUR 2,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated December 29, 2006 (translated from German to English).

10.18

Loan Agreement for EUR 1,000 with interest at a rate of 6% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated December 29, 2006 (translated from German to English).

10.19

Loan Agreement for EUR 36,000 without interest between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated June 8, 2005 (translated from German to English).

Exhibit Number	Description of Exhibit
10.20

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), providing for interest at a rate of 6% per annum, dated July 1, 2006 (translated from German to English).

10.21

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending due date to December 31, 2007, dated April 22, 2007 (translated from German to English).

10.22

Loan Agreement for EUR 50,000 without interest between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated May 4, 2006 (translated from German to English).

10.23

Addendum to Loan Agreement dated May 4, 2006 between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated July 1, 2006 (translated from German to English).

10.24

Loan Agreement for EUR 8,000 with interest at 7% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), providing for interest at a rate of 6% per annum dated December 13, 2004 (translated from German to English).

10.25

Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated May 30, 2005 (translated from German to English).

10.26

Addendum to Loan Agreement dated May 30, 2005 between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending due date to December 31, 2007, dated December 26, 2006 (translated from German to English).

10.27

Loan Agreement for EUR 12,000 with interest at 5% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated September 20, 2006 (translated from German to English).

10.28

Addendum to Addendum to Loan Agreement dated September 20, 2006 between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending due date to March 22, 2007, dated December 18, 2006 (translated from German to English).

10.29

Loan Agreement for EUR 90,000 with interest at 6% per annum between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated March 2, 2006 (translated from German to English).

10.30

Addendum to Loan Agreement Dated March 2, 2006 between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending the due date to September 30, 2007, dated January 4, 2007 (translated from German to English).

10.31

Loan Agreement for EUR 11,600 with interest at 5% per annum between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated October 28, 2006 (translated from German to English).

10.32

Loan Agreement for EUR 21,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated January 19, 2007 (translated from German to English).

10.33

Loan Agreement for EUR 39,160 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 23, 2007 (translated from German to English).

10.34

Loan Agreement for EUR 1,800 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 23, 2007 (translated from German to English).

Exhibit Number	Description of Exhibit
10.35

Loan Agreement for EUR 57,500 with interest at 5% per annum between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated January 28, 2007 (translated from German to English).

10.36

Loan Agreement for EUR 10,000, with interest at 6% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 2, 2007 (translated from German to English).

10.37

Loan Agreement for EUR 23,000 with interest at 7% per annum between Albert and Margareta Meyer (as the lenders) and EDI Exploration Drilling International GmbH (as the borrower) dated July 6, 2006 (translated from German to English).

14.1	Code of Ethics.

21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2006.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2006.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 28, 2006.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2006.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.

ITEM 14.               PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees	$29,750	$5,400
Audit Related Fees	Nil	$3,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$29,750	$8,400

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORATION DRILLING INTERNATIONAL INC.

Date:	May 16, 2007	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
Chief Executive Officer and President
(Principal Executive Officer )

Date:	May 16, 2007	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Date:	May 16, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 16, 2007	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
Chief Executive Officer and President
(Principal Executive Officer )
Director

Date:	May 16, 2007	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer and Treasurer
(Principal Accounting Officer)
Director

Date:	May 16, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary