Form 10QSB
period 2007-03-31
EXPLORATION DRILLING INTERNATIONAL INC.
filed 2007-05-21
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from  ________ to ________

COMMISSION FILE NUMBER 000-50459

EXPLORATION DRILLING INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0396733
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 212
Blaine, WA 98230
(Address of principal executive offices)

(360) 305-5696
(Issuer's telephone number)

N/A
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 11, 2007, the Issuer had 106,317,396 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

EXPLORATION DRILLING INTERNATIONAL INC.

(formerly Invision Capital, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

March 31, 2007
(Unaudited)

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

March 31,
2007

ASSETS

Current Assets
Cash	$13,429
Other receivables	14,240
Loans receivable -related party (Note 7)	201,994
Prepaids	25,483
Deferred tax asset, less valuation allowance of $1,850,700	-
Total Current Assets	255,146

Equipment (Note 4)	200,580
Patents (Note 4)	363,498

Total Assets	$819,224

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$369,017
Accounts payable and accrued liabilities –related parties (Note 7)	136,132
Loans payable -current (Notes 5 and 7)	1,350,190
Total Current Liabilities	1,855,339

Loans payable (Notes 6 and 7)	779,621

Total Liabilities	2,634,960

Commitments (Note 11)

Stockholders’ Deficiency
Common stock (Note 8)
Authorized
1,000,000,000 common shares, par value $0.001
Issued and outstanding
102,706,285	102,706
Additional paid-in capital	3,522,818
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	1,978
Deficit accumulated during the development stage	(5,443,238)

Total Stockholders’ Deficiency	(1,815,736)

Total Liabilities and Stockholders’ Deficiency	$819,224

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to March 31,	March 31,	March 31,
	2007	2007	2006

EXPENSES

Amortization	$93,313	$15,375	$11,570
Management fees	724,421	81,595	72,125
Professional fees	955,196	49,216	161,272
Selling, general and administrative	2,012,646	299,834	236,581
Stock compensation expense	1,570,472	-	-
Foreign currency loss	3,077	488	-

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	5,359,125	446,508	481,548

OTHER ITEMS

Interest income	(15,222)	(2,769)	(2,954)
Interest expense	93,958	29,829	3,005
Loss on disposal of capital assets	5,377	2,963	-

LOSS BEFORE INCOME TAXES	5,443,238	476,531	481,599

Provision for income taxes	-	-	-

NET LOSS	5,443,238	476,531	481,599

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	1,978	24,870	29,179

COMPREHENSIVE LOSS	$5,441,260	$451,661	$452,420

BASIC AND DILUTED NET LOSS PER SHARE		$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		102,706,285	50,000,000

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to March 31,	March 31,	March 31,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(5,443,238)	$(476,531)	$(481,599)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	93,313	15,375	11,570
Stock compensation expense	1,570,472	-	-
Loss on disposal of capital asset	5,377	2,963	-
Change in operating assets and liabilities:
Decrease (increase) in other receivables	50,418	30,023	(62,139)
Increase in accrued interest receivable	(15,312)	(2,769)	(10,819)
Decrease (increase) in prepaid expenses	(24,412)	1,552	-
Increase in accounts payable and accrued liabilities	429,600	60,113	3,998
Increase in accrued interest payable	93,179	29,561	-

Net cash used in operating activities	(3,240,603)	(339,713)	(538,989)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans receivable	(264,614)	-	18,859
Disposal (acquisition) of equipment	(275,055)	5,504	(65,093)
Acquisition of patents	(340,094)	(4,847)	(106,954)

Net cash provided by (used in) investing activities	(879,763)	657	(153,188)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash acquired from Invision Capital, Inc.	81,587	-	-
Issuance of capital stock for cash	546,833	-	-
Contributed capital	1,475,540	-	301,190
Proceeds from loans payable, net of repayment	2,029,951	330,700	277,883

Net cash provided by financing activities	4,133,911	330,700	579,073

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	(116)	(2,092)	1,345

NET INCREASE (DECREASE) IN CASH	13,429	(10,448)	(111,759)

CASH, BEGINNING OF PERIOD	-	23,877	128,894

CASH, END OF PERIOD	$13,429	$13,429	$17,135

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
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

The unaudited consolidated financial statements of the Company prior to April 26, 2006 are those of EDI. The Company’s date of incorporation is considered to be December 7, 2004, the date of inception of EDI. Effective October 16, 2006, the Company changed its name from Invision Capital, Inc. to Exploration Drilling International Inc.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2007 and for all periods presented, have been included. Interim results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

2.	GOING CONCERN

These unaudited consolidated financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
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

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

	(a)	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

	(b)	Foreign currency translation

The functional currency of the Company is the U.S. dollar. The Company’s subsidiary, EDI, uses the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

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
March 31, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Prepaid expenses

Prepaid expenses consist primarily of prepaid vehicle lease and travel expenses and a refundable vehicle lease deposit.

(e) Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

(f) Equipment

Equipment is recorded at cost and consists of a well system, technical equipment and machinery and office and other equipment. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(m)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of March 31, 2007 and 2006, the Company’s potentially dilutive securities, stock options and warrants, have been excluded from the weighted average number of shares outstanding as they were anti-dilutive.

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(q) Recent accounting pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

(r) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	EQUIPMENT AND PATENTS

Equipment

March 31,
2007

Well system	$2,000
Technical equipment and machinery	268,093
Office and other equipment	17,748
287,841
Accumulated amortization	(87,260)

Net book value	$200,581

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

4.	EQUIPMENT AND PATENTS (continued) Patents

March 31,
2007

Patents	$363,498
Accumulated amortization	-

Net book value	$363,498

During the three months ended March 31, 2007, the Company did not amortize its patents as the patents have not yet been awarded and/or they have not begun to generate revenues.

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

5.	LOANS PAYABLE -CURRENT

During the three months ended March 31, 2007, two loans were granted from a third party individual for Euro 33,000 (US -$44,000) and Euro 50,000 (US -$66,667). The loans bear interest at 6% per annum and are due February 19, 2008 and March 14, 2008, respectively.

During the year ended December 31 2006, several loans were granted from a third party individual totaling Euro 400,000 (US -$533,334). The loans bear interest of 6% per annum and are due as follows:

Principal	Due Date

Euro 125,000 (US -$166,667)	March 31, 2008
Euro 125,000 (US -$166,667)	March 31, 2008
Euro 100,000 (US -$133,333)	June 13, 2007
Euro 50,000 (US -$66,667)	December 7, 2007

During the year ended December 31, 2006, a loan was granted from a third party individual for Euro 23,000 (US -$30,667). The loan bears interest at 7% per annum and is due July 7, 2007. The Company has the option of repaying the principal and interest by issuing 12,305 shares of the Company’s common stock if the lender is notified in writing one month before the due date.

During the year ended December 31, 2006, several loans were granted from a third party individual totaling Euro 53,000 (US -$70,667). The loans bear interest at 5% per annum and were due December 31, 2006. The loans have been extended and are due as follows.

Principal	Due Date

Euro 20,000 (US -$26,667)	June 22, 2007
Euro 15,000 (US -$20,000)	June 26, 2007
Euro 18,000 (US -$24,000)	June 30, 2007

During the three months ended March 31, 2007, a loan was granted from a third party company for Euro 40,000 (US -$53,333). The loan bears interest at 5% per annum and is due September 28, 2007.

During the year ended December 31, 2006, two loans were granted from a third party company for Euro 30,000 (US -$40,000) and Euro 25,000 (US -$33,333). The loans bear interest at 5% per annum and are due November 2, 2007 and November 23, 2007 respectively.

During the year ended December 31, 2006, a loan was granted from a third party company for $100,000. The loan bears interest at 8% per annum, compounded annually, and is due March 20, 2008.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

6.	LOANS PAYABLE

During the year ended December 31, 2006, several loans were granted from a third party company totaling $550,000. The loans bear interest at 8% per annum, compounded annually, and are due as follows:

Principal	Due Date

$250,000	May 15, 2008
$100,000	July 17, 2008
$200,000	July 28, 2008

The loans including principal and interest were repaid in full subsequent to the quarter ended March 31, 2007.

7.	RELATED PARTY TRANSACTIONS

Loans Receivable

During the year ended December 31, 2006, a loan was granted to a former shareholder of EDI totaling Euro 990 (US -$1,320). The loan bears interest at 3% per annum and is due January 5, 2008.

During the year ended December 31, 2006, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI for Euro 15,400 (US -$20,533). The loan bears interest at 3% per annum and was due January 5, 2008. On April 17, 2007, the Company made an immediate demand for repayment and the loan is currently in default.

During the year ended December 31, 2005, a loan was granted to a former shareholder of EDI for Euro 10,000 (US -$13,333). The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 30, 2007.

During the year ended December 31, 2005, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI, for Euro 115,000 (US -$153,333). The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 30, 2007. On April 17, 2007, the Company made an immediate demand for repayment and the loan is currently in default.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current

During the three months ended March 31, 2007, several loans were granted from EDI Holding totaling Euro 61,960 (US -$82,614). The loans bear interest at 5% per annum and are due as follows:

Principal	Due Date

Euro 21,000 (US -$28,000)	January 22, 2008
Euro 39,160 (US -$52,213)	February 26, 2008
Euro 1,800 (US -$2,400)	February 26, 2008

During the year ended December 31, 2006, several loans were granted from EDI Holding totaling Euro 26,400 (US -$34,828). The loans bear interest and are due as follows:

Principal	Interest	Due Date

Euro 20,000 (US -$26,385)	5%	July 18, 2007
Euro 3,400 (US -$4,485)	6%	November 3, 2007
Euro 2,000 (US -$2,639)	5%	December 31, 2007
Euro 1,000 (US -$1,319)	6%	December 31, 2007

During the three months ended March 31, 2007, a loan was granted from a company with a shareholder related to an officer and director of the Company and a managing director of EDI for Euro 57,500 (US -$76,667). The loan bears interest at 5% per annum and is due February 5, 2008.

During the year ended December 31, 2006, two loans were granted from a company with a shareholder related to an officer and director of the Company and a managing director of EDI, for Euro 90,000 (US -$120,000) and Euro 11,600 (US -$15,467). On October 4, 2006, Euro 30,000 (US -$40,000) of the first loan granted was repaid. The first loan bears interest at 6% and was due March 31, 2007. On January 4, 2007, the loan was extended to September 30, 2007. The second loan bears interest at 5% per annum and is due November 30, 2007.

During the three months ended March 31, 2007, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 10,000 (US -$13,333). The loan bears interest at 6% per annum and is due June 30, 2007.

During the year ended December 31, 2005, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 5,000 (US -$6,667). During the year ended December 31, 2006, a second loan was granted by the same individual for Euro 12,000 (US -$16,000). The first loan bears interest at 6% per annum and the second loan bears interest at 5%. The loans were due December 31, 2006. During the year ended December 31, 2006, the first loan was extended to December 31, 2007 and the second loan was extended to June 22, 2007.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable

During the year ended December 31, 2006, a loan was granted from EDI Holding for Euro 75,000 (US - $98,944). The loan bears interest at 5% per annum and is due on December 21, 2009.

During the year ended December 31, 2005, a loan was granted from an officer and director of the Company and a managing director of EDI, for Euro 36,000 (US -$48,000). During the year ended December 31, 2006, an additional loan for Euro 50,000 (US -$66,667) was granted. On December 31, 2006, two loans receivable, including principal and interest, totaling Euro 29,446 (US -$39,261) were posted as a payment against the second loan payable. The loans bear interest at 5% per annum and are due December 31, 2007 and May 4, 2008.

During the year ended December 31, 2004, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 8,000 (US -$10,667). The loan bears interest at 7% annum and is due on December 31, 2009.

Other

At March 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 95,601 (US -$127,468) owed to managing directors of EDI for management fees. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At March 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 6,498 (US - $8,664) owed to a managing director of EDI for the company use of his private vehicle. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

Consulting fees paid to an officer of the Company for the three months ended March 31, 2007 and 2006 totaled $3,000 and $Nil. Management fees paid to the managing directors of EDI for the three months ended March 31, 2007 and 2006 totaled Euro 60,000 (US -$78,595) and Euro 60,000 (US -$72,125) respectively.

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
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

8.	COMMON STOCK (continued)

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

		Weighted
		Average
	Number	Exercise Price

Options outstanding, beginning of the period	11,000,000	$1.00
Granted	-
Exercised	-
Expired	-
Options outstanding, March 31, 2007	11,000,000	$1.00
Options exercisable, March 31, 2007	2,180,000	$1.00
Weighted average fair value of options granted during the three months ended
March 31, 2007		$0.00

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

9.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

On May 5, 2006, the Company granted stock options to officers, directors and consultants under the 2006 Stock Option Plan, to acquire a total of 11,000,000 shares of common stock exercisable at a price of $1.00 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

A summary of stock options outstanding at March 31, 2007 is as follows:

		Outstanding Options		Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 1.00	4,200,000	8.08	$ 1.00	840,000	$ 1.00
$ 1.00	500,000	8.08	$ 1.00	100,000	$ 1.00
$ 1.00	2,000,000	8.08	$ 1.00	400,000	$ 1.00
$ 1.00	1,190,000	8.08	$ 1.00	240,000	$ 1.00
$ 1.00	500,000	8.08	$ 1.00	100,000	$ 1.00
$ 1.00	500,000	5.08	$ 1.00	250,000	$ 1.00
$ 1.00	250,000	7.08	$ 1.00	-	$ 1.00
$ 1.00	250,000	7.08	$ 1.00	-	$ 1.00
$ 1.00	250,000	7.08	$ 1.00	-	$ 1.00
$ 1.00	200,000	7.08	$ 1.00	-	$ 1.00
$ 1.00	200,000	7.08	$ 1.00	-	$ 1.00
$ 1.00	200,000	5.08	$ 1.00	100,000	$ 1.00
$ 1.00	200,000	5.08	$ 1.00	100,000	$ 1.00
$ 1.00	100,000	7.08	$ 1.00	-	$ 1.00
$ 1.00	100,000	5.08	$ 1.00	50,000	$ 1.00
$ 1.00	80,000	7.08	$ 1.00	-	$ 1.00
$ 1.00	50,000	7.08	$ 1.00	-	$ 1.00
$ 1.00	30,000	5.08	$ 1.00	-	$ 1.00
$ 1.00	200,000	9.08	$ 1.00	-	$ 1.00

Warrants

Date	Issued	Outstanding	Exercise Price	Expiry Date

September 28, 2006	714,285	714,285	$ 0.70	September 28, 2007

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

10.	SEGMENT INFORMATION

The Company’s operations following the acquisition of EDI were conducted in one reportable segment, being the distribution and maintenance of water exploration machinery and equipment and the provision of related services in Germany. All the Company’s equipment and patents are in Germany.

11.	COMMITMENTS

On August 1, 2006, EDI entered into a lease agreement for office space on a month-to-month basis that requires monthly lease payments of Euro 1,260 (US -$1,680).

On May 29, 2006, EDI entered into a managing service contract with a managing director of EDI effective August 1, 2006 to pay monthly management fees of Euro 5,600 (US -$7,467). The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 per hour. The contract terminates on December 31, 2007.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 per hour. The contract terminates on December 31, 2007.

On July 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 600 (US -$800) plus taxes.

On March 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 491 (US -$655) plus taxes.

On July 1, 2005, EDI entered into a freelance agreement with an individual effective July 1, 2005, to pay monthly consulting fees of Euro 8,000 (US -$10,667). The contract may be terminated at the end of each calendar quarter by giving written notice of six months.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US -$13,333) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 19,000 (US -$25,333) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US -$13,333) per month.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

11.	COMMITMENTS (continued)

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US -$13,333) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 16,000 (US -$21,333) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US -$13,333) per month.

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
	Amounts from	Three	Three
	Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to March 31,	March 31,	March 31,
	2007	2007	2006

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (December 7, 2004) to March 31, 2007, the Company issued 50,000,000 common shares for the acquisition of EDI.

During the three months ended March 31, 2007 and 2006, there were no non-cash transactions.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2007
(Unaudited)

13.	SUBSEQUENT EVENTS

On May 4, 2007, the Company issued 1,875,000 units at a price of $0.32 per unit, for total proceeds of $600,000 in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.32 per share for a period of one year from the date of closing.

On April 2, 2007, the Company issued 1,736,111 units at a price of Euro 0.288 (US -$0.384) per unit, for total proceeds of Euro 500,000 ($666,667) in a private placement transaction with a corporate investor. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.288 (US -$0.384) per share for a period of one year from the date of closing.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” the “Company” and “EDI USA” mean Exploration Drilling International Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

We were incorporated in the State of Nevada on January 24, 2003.

Effective on April 26, 2006, we completed the acquisition of EDI Exploration Drilling International GmbH (“EDI Germany”). Upon completing the acquisition of EDI Germany, we abandoned our mineral property acquisition and exploration activities. We are now in the business of providing exploration drilling, well construction, water management, and ground water monitoring services using our proprietary technologies.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended March 31, 2007 and changes in our financial condition from our fiscal year ended December 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RECENT CORPORATE DEVELOPMENTS

The following significant developments have occurred since the end of our December 31, 2006 fiscal year:

1.

In April, 2007, we completed a private placement sale of 1,736,111 units at a price of EUR 0.288 per unit (approximately US $0.39), for total proceeds of EUR 500,000 (approximately $670,000). Each unit was comprised of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 0.288 per share for a period of one year from the date of issuance. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

We paid a finder's fee of 10% of the proceeds in connection with this private placement. We are using the funds provided by the private placement as general working capital and to finance our business operations.

2.

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

3.

In May, 2007, we completed three additional drilling projects in Namibia through our wholly owned subsidiary, EDI Southern Africa (Pty.) Ltd. These projects involved the construction of a well on a farm in Northern Namibia and two exploratory drillings conducted for the purpose of analyzing a geological formation on behalf of the Namibian Ministry for Agriculture and Forestry. As a result of the successful completion of these drilling projects, we have secured an additional six drilling projects in Namibia. These drilling projects will be carried out in co-operation with Shali Drilling Group, based in Oshakati in Northern Namibia. These drilling projects will involve the drilling of two bore holes to explore water levels on behalf of the Ministry for Agriculture and Forestry, the locating and construction of a well on a large farm, and three bore holes to be drilled in Etosha National Park.

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

(d)

Africa: The West African Country of Namibia has one of the most arid climates in the world. 83% of the rainfall experienced in Namibia evaporates soon after it falls. In Namibia, there are currently 150,000 water wells in operation; however, 75% of these do not pump drinking quality water. Supplying drinking water for household consumption has become an important goal for the Government of Namibia. As a result of the drilling project we completed in February, 2007, the Namibian Ministry of Agriculture, Water and Forestry has commissioned us and a local drilling company to work together on three additional drilling projects. These projects will involve exploratory boreholes, drilled for the purpose of geological analysis. Drilling on these projects was commenced at the end of February, 2007 and completed in May, 2007. As a result of the successful completion of these projects, we have secured an additional six drilling projects in Namibia. We expect to commence work on these drilling projects within the next several weeks. We are also seeking out drilling projects in neighboring countries.

(e)

India: India is one of the most populous countries in the world and is an emerging industrial giant. With the increase in development, India’s demands for water supplies continue to grow. In 2006, we conducted two sample drilling operations in India. These drilling operations were conducted as demonstrations of our technologies and methods and were completed by us at no charge. We have not yet secured any drilling contracts in India, however, we are continuing to explore business opportunities in that country.

In addition, we will also explore opportunities for our products and services in other international markets, focusing primarily on countries where there is an established need for water well drilling technologies and services.

We anticipate that we will require approximately EUR 3,000,000 (approximately $4,000,500) to complete our plan of operation over the next twelve months. The majority of this amount will be spent on financing our business operations, marketing presentations, product demonstrations, and legal and other consulting fees associated with establishing our presence in international markets. In addition, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees we expect to incur in meeting ongoing reporting obligations under United States securities laws.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of EDI Germany has been accounted for as a recapitalization and EDI Germany has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of EDI Germany and not EDI USA (formerly, Invision Capital, Inc.). The operations of EDI USA are included in the consolidated statement of operations from the effective date of the acquisition, April 26, 2006.

Three Months Summary
	Three Months Ended March 31
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$ --	$ --	n/a
Expenses	(446,508)	(481,548)	(7.3)%
Net Loss Before Other Items	$(446,508)	$(481,548)	(7.3)%

Revenues

We did not earn any revenues during the three months ended March 31, 2007. We are currently working on drilling projects in Namibia, and hope to earn revenue from the work performed on those projects. However, our objectives in performing these contracts are demonstrating the efficacy of our technologies and processes and obtaining market penetration. As a result, there is a substantial possibility that these projects will be operated at a loss.

As we are still in the process of establishing ourselves in the marketplace, even if we are successful in earning revenues, those revenues are likely to be subject to significant fluctuations and will be difficult to reliably predict.

Expenses

Our operating expenses for the quarterly periods ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended March 31
			Percentage
	2007	2006	Increase / (Decrease)
Amortization	$15,375	$11,570	32.9%
Management Fees	81,595	72,125	13.1%
Professional Fees	49,216	161,272	(69.5)%
Selling, General and Administrative	299,834	236,581	26.7%
Foreign currency loss	488	-	n/a
Total Expenses	$446,508	$481,548	(7.3)%

Management Fees

Management fees paid during the period are comprised of amounts paid or earned by our officers and directors and the general manager of drilling operations for EDI Germany during the three months ended March 31, 2007.

Professional Fees

Professional fees for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended March 31
	2007	2006	Percentage
			Increase / (Decrease)
Accounting and Tax Fees	$20,063	$27,824	(27.9)%
Consulting Fees	20,350	93,601	(78.3)%
Legal Fees	8,803	39,847	(77.9)%
Total	$49,216	$161,272	(69.5)%

Accounting and tax fees are comprised of amounts paid to independent auditors, accountants and tax consultants for the preparation and audit of our financial statements and for general tax advice. Consulting fees include amounts paid to outside consultants for services provided in connection with preparing marketing and promotional materials, developing international business contacts and business opportunities and improving our technologies. Legal fees include amounts paid in connection with meeting our reporting obligations under the Exchange Act and for general legal services incurred in connection with the operation of our business.

Professional fees for the three months ended March 31, 2006 were significantly greater than professional fees for the three months ended March 31, 2007. The difference in professional fees relates primarily to professional fees associated with completing the transaction between EDI Germany and EDI USA. Also included in consulting fees for the period ended March 31, 2006 were consulting fees of $18,031 paid in connection with the preparation of architectural plans for the construction of an office building by EDI Germany. EDI Germany’s plans to construct this office building were ultimately abandoned.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 consisted of the following major components:

	Three Months Ended March 31,
	2007	2006	Percentage
			Increase / (Decrease)
Marketing and Promotion	$32,240	$80,453	(59.9)%
Travel	25,959	37,923	(31.5)%
Wages and Benefits	127,995	58,775	117.8%
Miscellaneous	113,640	59,430	91.2%
Total	$299,834	$236,581	26.7%

Included in marketing and promotional expenses for 2007 are amounts spent by us in conducting drilling projects in India and Namibia at no charge in an effort to demonstrate the efficacy of our technologies and processes. Travel expenses are particularly high as we have chosen to focus on developing an international market for our products and services, which requires us to send personnel to various locations around the world. Wages for the three months ended March 31, 2007 were significantly higher as we hired new administrative and technical personnel subsequent to our March 31, 2006 fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$255,146	$292,050	(12.6)%
Current Liabilities	(1,855,339)	(925,299)	100.5%
Working Capital Deficit	$(1,600,193)	$(633,249)	152.7%

Cash Flows
	Three Months Ended March 31
	2007	2006
Cash Flows used in Operating Activities	$(339,713)	$(538,989)
Cash Flows from (used in) Investing Activities	657	(153,188)
Cash Flows from Financing Activities	330,700	579,073
Effects of Foreign Currency Translations	(2,092)	1,345
Net Decrease in Cash During Period	$(10,448)	$(111,759)

During our three month’s ended March 31, 2007, we received EUR 129,460 (approximately $172,614) in loans from the following related parties:

(a)	Loans totaling EUR 61,960 (approximately $82,614) from EDI Holding GmbH, our majority stockholder:

Principal	Interest Rate	Grant Date	Due Date
EUR 21,000 ($28,000)	5%	January 19, 2007	January 22, 2008
EUR 40,960 ($54,613)	5%	February 23, 2007	February 26, 2008

(b)

A loan for EUR 10,000 (approximately $13,333) from Dieter Thiemann, the brother of one of our executive officers and directors, bearing interest at a rate of 6% per annum, payable on or before June 30, 2007.

(c)

A loan of EUR 57,500 (approximately $76,667) from DTB Patente GmbH, a company of which the wife of one of our executive officers and directors is a significant shareholder, bearing interest at a rate of 5% per annum, payable on or before February 5, 2008.

We received an additional EUR 123,000 (approximately $164,000) in loans from unrelated third parties as follows:

(a)	Loans totaling EUR 83,000 (approximately $110,996), bearing interest at a rate of 6% per annum and payable as follows:

EUR 33,000 (approximately $44,000) on or before February 19, 2008
EUR 50,000 (approximately $66,667) on or before March 14, 2008

The amounts due and owing under these loans are secured by accounts receivable and have been personally guaranteed by Mr. Rotthaeuser and Mr. Thiemann.

(b)

A loan for EUR 40,000 (approximately $53,333), bearing interest at a rate of 5% per annum and payable on or before September 28, 2007. The amounts due and owing under this loan are secured by accounts receivable.

Subsequent to our three months ended March 31, 2007, we completed two private placements. One private placement was completed for 1,736,111 units at a price of EUR 0.288 per unit, for total proceeds, less commissions of EUR 450,000 (approximately $603,000). The second private placement was completed for 1,875,000 units at a price of $0.32 per unit, for total proceeds, less commissions, of $540,000.

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

Our significant accounting policies are described at Note 3 to our financial statements for the three months ended March 31, 2007.

RISKS AND UNCERTAINTIES

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of EUR 3,000,000 ($4,000,500) in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

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

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary processes and technology from competitors. A number of international patent applications have been filed with respect to our technologies. We have been granted patents for our technologies in one of the jurisdictions in which we have filed applications; however, there are no assurances that final patents will be granted in any other jurisdiction for any of our technologies. If we are not able to obtain patents for our technologies, we will only be able to protect our products and technological processes by maintaining the secrecy of those products and processes.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April, 2007, we completed a private placement sale of 1,736,111 units at a price of EUR 0.288 per unit (approximately US $0.39), for total proceeds of EUR 500,000 (approximately $670,000). Each unit was comprised of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 0.288 per share for a period of one year from the date of issuance. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

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

10.4	Agreement and Deed of Transfer between EDI Exploration Drilling International Holding GmbH and the Company dated for reference as of the 26th day of April, 2006.(5)

10.5	2006 Stock Option Plan.(6)

10.6	Joint Operating Agreement Between A. Abuynayyan Trading Corporation and EDI Exploration Drilling International GmbH.(7)

10.7	Managing Director Contract between EDI Exploration Drilling International GmbH and Rainer Rotthaeuser dated effective as of the 1st day of January, 2005 (translated from German to English).(10)

10.8	Managing Director Contract between EDI Exploration Drilling International GmbH and Guenter Thiemann dated effective as of the 1st day of January, 2005 (translated from German to English.(10)

10.9

Loan Agreement for EUR 25,000 with interest at 6% per annum between EDI Exploration Drilling International GmbH (as the lender) and Guenter Thiemann (as the borrower) dated December 23, 2005 (translated from German to English).(10)

10.10

Loan Agreement for EUR 115,000 with interest at 6% per annum between EDI Exploration Drilling International GmbH (as the lender) and Magdalena Rotthaeuser (as the borrower) dated December 23, 2005 (translated from German to English).(10)

10.11

Addendum to Loan Agreement dated December 23, 2005 between EDI Exploration Drilling International GmbH (as the lender) and Magdalena Rotthaeuser (as the borrower), extending due date to December 31, 2006, dated June 25, 2006 (translated from German to English).(10)

10.12

Addendum to Loan Agreement dated December 23, 2005 between EDI Exploration Drilling International GmbH (as the lender) and Magdalena Rotthaeuser (as the borrower), extending due date to June 30, 2007, dated December 28, 2006 (translated from German to English).(10)

10.13

Loan Agreement for EUR 15,400 with interest at 3% per annum between EDI Exploration Drilling International GmbH (as the lender) and Magdalena Rotthaeuser (as the borrower) dated January 3, 2006 (translated from German to English).(10)

10.14	Loan Agreement for EUR 20,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling

Exhibit
Number	Description of Exhibit
International GmbH (as the borrower) dated July 15, 2006 (translated from German to English).(10)

10.15

Loan Agreement for EUR 3,400 with interest at 6% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated October 28, 2006 (translated from German to English).(10)

10.16

Loan Agreement for EUR 75,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated December 19, 2006 (translated from German to English).(10)

10.17

Loan Agreement for EUR 2,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated December 29, 2006 (translated from German to English).(10)

10.18

Loan Agreement for EUR 1,000 with interest at a rate of 6% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated December 29, 2006 (translated from German to English).(10)

10.19

Loan Agreement for EUR 36,000 without interest between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated June 8, 2005 (translated from German to English).(10)

10.20

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), providing for interest at a rate of 6% per annum, dated July 1, 2006 (translated from German to English).(10)

10.21

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending due date to December 31, 2007, dated April 22, 2007 (translated from German to English).(10)

10.22

Loan Agreement for EUR 50,000 without interest between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated May 4, 2006 (translated from German to English).(10)

10.23

Addendum to Loan Agreement dated May 4, 2006 between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated July 1, 2006 (translated from German to English).(10)

10.24

Loan Agreement for EUR 8,000 with interest at 7% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), providing for interest at a rate of 6% per annum dated December 13, 2004 (translated from German to English).(10)

10.25

Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated May 30, 2005 (translated from German to English).(10)

10.26

Addendum to Loan Agreement dated May 30, 2005 between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending due date to December 31, 2007, dated December 26, 2006 (translated from German to English).(10)

10.27	Loan Agreement for EUR 12,000 with interest at 5% per annum between Dieter Thiemann

Exhibit
Number	Description of Exhibit
(as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated September 20, 2006 (translated from German to English).(10)

10.28

Addendum to Addendum to Loan Agreement dated September 20, 2006 between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending due date to March 22, 2007, dated December 18, 2006 (translated from German to English).(10)

10.29

Loan Agreement for EUR 90,000 with interest at 6% per annum between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated March 2, 2006 (translated from German to English).(10)

10.30

Addendum to Loan Agreement Dated March 2, 2006 between DTB Patente GmbH ) as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending the due date to September 30, 2007, dated January 4, 2007 (translated from German to English).(10)

10.31

Loan Agreement for EUR 11,600 with interest at 5% per annum between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated October 28, 2006 (translated from German to English).(10)

10.32

Loan Agreement for EUR 21,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated January 19, 2007 (translated from German to English).(10)

10.33

Loan Agreement for EUR 39,160 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 23, 2007 (translated from German to English).(10)

10.34

Loan Agreement for EUR 1,800 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 23, 2007 (translated from German to English).(10)

10.35

Loan Agreement for EUR 57,500 with interest at 5% per annum between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated January 28, 2007 (translated from German to English).(10)

10.36

Loan Agreement for EUR 10,000, with interest at 6% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 2, 2007 (translated from German to English).(10)

10.37

Loan Agreement for EUR 23,000 with interest at 7% per annum between Albert and Margareta Meyer (as the lenders) and EDI Exploration Drilling International GmbH (as the borrower) dated July 6, 2006 (translated from German to English).(10)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2006.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2006.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 28, 2006.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2006.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on May 16, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORATION DRILLING INTERNATIONAL INC.

Date:	May 21, 2007	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
President and Chief Executive Officer
(Principal Executive Officer )

Date:	May 21, 2007	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer
(Principal Financial Officer )

Date:	May 21, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary