Form 10QSB
period 2007-06-30
EXPLORATION DRILLING INTERNATIONAL INC.
filed 2007-08-20
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2007, the Issuer had 109,317,396 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

EXPLORATION DRILLING INTERNATIONAL INC.

(formerly Invision Capital, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

June 30, 2007
(Unaudited)

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

June 30,
2007

ASSETS

Current Assets
Other receivables	$23,736
Loans receivable -related parties (Note 7)	125,447
Prepaids	24,778
Deferred tax asset, less valuation allowance of $1,720,399	-
Total Current Assets	173,961

Equipment (Note 4)	188,076
Patents (Note 4)	401,305

Total Assets	$763,342

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank indebtedness	$2,511
Accounts payable and accrued liabilities	362,297
Accounts payable and accrued liabilities –related parties (Note 7)	56,181
Loans payable -current (Notes 5 and 7)	1,384,083
Total Current Liabilities	1,805,072

Loans payable (Notes 6 and 7)	116,104

Total Liabilities	1,921,176

Commitments (Note 11)

Stockholders’ Deficiency
Common stock (Note 8)
Authorized
1,000,000,000 common shares, par value $0.001
Issued and outstanding
109,317,396	109,317
Additional paid-in capital	7,487,700
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(13,609)
Deficit accumulated during the development stage	(8,741,242)

Total Stockholders’ Deficiency	(1,157,834)

Total Liabilities and Stockholders’ Deficiency	$763,342

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six	Three	Three
	From Inception	Months	Months	Months	Months
	(December 7, 2004)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006

EXPENSES

Amortization	$108,842	$30,904	$27,192	$15,529	$15,622
Management fees	808,292	165,466	149,456	83,871	77,331
Professional fees	1,801,620	895,640	385,042	846,424	223,770
Selling, general and administrative	2,234,432	521,620	588,849	221,786	352,449
Stock compensation expense	3,681,244	2,110,772	1,570,472	2,110,772	1,570,472
Foreign currency loss	3,196	607	485	119	304

LOSS BEFORE OTHER ITEMS AND
INCOME TAXES	8,637,626	3,725,009	2,721,496	3,278,501	2,239,948

OTHER ITEMS

Interest income	(17,492)	(5,039)	(6,039)	(2,270)	(3,085)
Interest expense	115,731	51,602	11,627	21,773	8,622
Loss on disposal of capital assets	5,377	2,963	-	-	-

LOSS BEFORE INCOME TAXES	8,741,242	3,774,535	2,727,084	3,298,004	2,245,485

Provision for income taxes	-	-	-	-	-

NET LOSS	8,741,242	3,774,535	2,727,084	3,298,004	2,245,485

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment	(13,609)	9,283	(27,362)	(15,587)	22,802

COMPREHENSIVE LOSS	$8,754,851	$3,765,252	$2,754,446	$3,313,591	$2,222,683

BASIC AND DILUTED NET LOSS PER SHARE		$(0.04)	$(0.04)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		104,183,572	69,947,801	105,644,624	51,992,000

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six
	From Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to June 30,	June 30,	June 30,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(8,741,242)	$(3,774,535)	$(2,727,084)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	108,842	30,904	27,108
Stock compensation expense	3,681,244	2,110,772	1,570,472
Loss on disposal of capital asset	5,377	2,963	-
Issuance of capital stock for services	720,000	720,000	-
Change in operating assets and liabilities:
Decrease (increase) in other receivables	41,632	21,237	(142,867)
Increase in accrued interest receivable	(17,492)	(4,949)	(6,037)
Decrease (increase) in prepaid expenses	(23,439)	2,525	(87,907)
Increase (decrease) in accounts payable and accrued liabilities	287,435	(28,317)	328,628
Increase (decrease) in accounts payable and accrued liabilities –related parties	53,308	(427)	-
Increase in accrued interest payable	80,821	17,203	11,556

Net cash used in operating activities	(3,803,514)	(902,624)	(1,026,131)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds to loans receivable, net of repayment	(184,891)	79,723	34,573
Disposal (acquisition) of equipment	(274,976)	5,583	(85,189)
Acquisition of patents	(373,680)	(38,433)	(271,836)

Net cash provided by (used in) investing activities	(833,547)	46,873	(322,452)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	2,511	2,511	-
Cash acquired from Invision Capital, Inc.	81,587	-	81,587
Issuance of capital stock for cash, net of issuance costs	1,688,679	1,141,846	-
Contributed capital	1,475,540	-	301,190
Proceeds from loans payable, net of repayment	1,403,201	(296,050)	866,480

Net cash provided by financing activities	4,651,518	848,307	1,249,257

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	(14,457)	(16,433)	(8,080)

NET DECREASE IN CASH	-	(23,877)	(107,406)

CASH, BEGINNING OF PERIOD	-	23,877	128,894

CASH, END OF PERIOD	$-	$-	$21,488

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at June 30, 2007 and for all periods presented, have been included. Interim results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
June 30, 2007
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
June 30, 2007
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

(h)        Goodwill and intangible assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Intangible Assets,” which requires that costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, be recognized as an expense when incurred. Intangible assets acquired for fair value having definite lives are amortized over their useful life.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
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

Effective January 1, 2006, the Company accounts for stock-based compensation issued to employees in accordance with the provisions of SFAS 123R, “Share-Based Payment.” which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

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
June 30, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(m)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of June 30, 2007 and 2006, the Company’s potentially dilutive securities, stock options and warrants, have been excluded from the weighted average number of shares outstanding as they were anti- dilutive.

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
June 30, 2007
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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
(Unaudited)

4.	EQUIPMENT AND PATENTS (continued) Equipment

June 30,
2007

Well system	$2,021
Technical equipment and machinery	270,911
Office and other equipment	17,934
290,866
Accumulated amortization	(102,790)

Net book value	$188,076

Patents

June 30,
2007

Patents	$401,305
Accumulated amortization	-

Net book value	$401,305

During the period ended June 30, 2007, the Company did not amortize its patents as the patents have not yet been awarded and/or they have not begun to generate revenues.

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
(Unaudited)

5.	LOANS PAYABLE -CURRENT

During the six months ended June 30, 2007, two loans were granted from a third party individual for Euro 33,000 (US -$44,463) and Euro 50,000 (US -$67,367). The loans bear interest at 6% per annum and are due February 19, 2008 and March 14, 2008, respectively.

During the year ended December 31 2006, several loans were granted from a third party individual totaling Euro 400,000 (US -$538,940). The loans bear interest of 6% per annum and are due as follows:

Principal	Due Date

Euro 125,000 (US -$168,419)	March 31, 2008
Euro 125,000 (US -$168,419)	March 31, 2008
Euro 100,000 (US -$134,735)	June 18, 2008
Euro 50,000 (US -$67,367)	December 7, 2007

During the year ended December 31, 2006, a loan was granted from a third party individual for Euro 23,000 (US -$30,989). The loan bears interest at 7% per annum and was due July 7, 2007. On July 3, 2007, the loan was extended to June 30, 2008. The Company has the option of repaying the principal and interest by issuing 12,305 shares of the Company’s common stock if the lender is notified in writing one month before the due date.

During the year ended December 31, 2006, several loans were granted from a third party individual totaling Euro 53,000 (US -$71,410). During the six months ended June 30, 2007, Euro 1,600 (US -$2,156) of the first loan granted was repaid. The loans bear interest at 5% per annum and were due December 31, 2006. The loans have been extended and are due as follows.

Principal	Due Date

Euro 18,400 (US -$24,791)	December 31, 2007
Euro 15,000 (US -$20,210)	December 31, 2007
Euro 18,000 (US -$24,253)	December 31, 2007

During the six months ended June 30, 2007, a loan was granted from a third party company for Euro 40,000 (US -$53,894). The loan bears interest at 5% per annum and is due September 28, 2007.

During the year ended December 31, 2006, two loans were granted from a third party company for Euro 30,000 (US -$40,421) and Euro 25,000 (US -$33,684). The loans bear interest at 5% per annum and are due November 2, 2007 and November 23, 2007, respectively.

During the year ended December 31, 2006, a loan was granted from a third party company for $100,000. During the six months ended June 30, 2007, $16,700 was repaid. The loan bears interest at 8% per annum, compounded annually, and is due March 20, 2008.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
(Unaudited)

5.	LOANS PAYABLE –CURRENT (continued)

During the year ended December 31, 2006, a loan was granted from a third party company totalling $250,000. The loan bears interest at 8% per annum, compounded annually, and was due May 15, 2008. During the six months ended June 30, 2007, the loan including principal and interest was repaid in full.

6.	LOANS PAYABLE

During the year ended December 31, 2006, two loans were granted from a third party company totaling $300,000. The loans bear interest at 8% per annum, compounded annually, and were due as follows:

Principal	Due Date

$100,000	July 17, 2008
$200,000	July 28, 2008

During the six months ended June 30, 2007, the loans including principal and interest were repaid in full.

7.	RELATED PARTY TRANSACTIONS

Loans Receivable

During the year ended December 31, 2006, a loan was granted to a former shareholder of EDI totaling Euro 990 (US -$1,334). The loan bears interest at 3% per annum and is due January 5, 2008.

During the year ended December 31, 2006, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI for Euro 15,400 (US -$20,749). The loan bears interest at 3% per annum and was due January 5, 2008. On April 17, 2007, the Company made an immediate demand for repayment and the loan is currently in default.

During the year ended December 31, 2005, a loan was granted to a former shareholder of EDI for Euro 10,000 (US -$13,473). The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 22, 2007 and on June 26, 2007, the loan was extended to December 31, 2007.

During the year ended December 31, 2005, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI, for Euro 115,000 (US -$154,945). The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 30, 2007. On April 17, 2007, the Company made an immediate demand for repayment. On May 8, 2007, Euro 60,000 (US -$80,841) was repaid. The balance of the loan is currently in default.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current

During the six months ended June 30, 2007, several loans were granted from EDI Holding totaling Euro 61,960 (US -$83,482). The loans bear interest at 5% per annum and are due as follows:

Principal	Due Date

Euro 21,000 (US -$28,294)	January 22, 2008
Euro 39,160 (US -$52,763)	February 26, 2008
Euro 1,800 (US -$2,425)	February 26, 2008

During the year ended December 31, 2006, several loans were granted from EDI Holding totaling Euro 26,400 (US -$35,570). During the six months ended June 30, 2007, Euro 8,165 (US -$11,001) of the first loan granted was repaid. The first loan was due July 18, 2007 and on July 15, 2007, the loan was extended. The loans bear interest and are due as follows:

Principal	Interest	Due Date

Euro 11,835 (US -$15,946)	5%	December 31, 2007
Euro 3,400 (US -$4,581)	6%	November 3, 2007
Euro 2,000 (US -$2,695)	5%	December 31, 2007
Euro 1,000 (US -$1,347)	6%	December 31, 2007

During the year ended December 31, 2005, a loan was granted from an officer and director of the Company and a managing director of EDI, for Euro 36,000 (US -$48,505). During the year ended December 31, 2006, an additional loan for Euro 50,000 (US -$67,367) was granted. On December 31, 2006, two loans receivable, including principal and interest, totaling Euro 29,446 (US -$39,674) were posted as a payment against the second loan payable. The loans bear interest at 5% per annum and are due December 31, 2007 and May 4, 2008 respectively.

During the three months ended March 31, 2007, a loan was granted from a company with a shareholder related to an officer and director of the Company and a managing director of EDI for Euro 57,500 (US -$77,473). The loan bears interest at 5% per annum and is due February 5, 2008.

During the year ended December 31, 2006, two loans were granted from a company with a shareholder related to an officer and director of the Company and a managing director of EDI, for Euro 90,000 (US -$121,261) and Euro 11,600 (US -$15,629). On October 4, 2006 and May 7, 2007, Euro 30,000 (US -$40,420) and Euro 36,000 (US -$48,505), of the first loan granted, respectively, was repaid. The first loan bears interest at 6% and was due March 31, 2007. On January 4, 2007, the loan was extended to September 30, 2007. The second loan bears interest at 5% per annum and is due November 30, 2007.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the six months ended June 30, 2007, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 10,000 (US -$13,473). The loan bears interest at 6% per annum and was due June 30, 2007. On June 28, 2007, the loan was extended to December 31, 2007.

During the year ended December 31, 2005, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 5,000 (US -$6,737). During the year ended December 31, 2006, a second loan was granted by the same individual for Euro 12,000 (US - $16,168). During the six months ended June 30, 2007, Euro 3,000 (US -$4,042) of the first loan granted was repaid. The first loan bears interest at 6% per annum and the second loan bears interest at 5%. The loans were due December 31, 2006. During the year ended December 31, 2006, the first loan was extended to December 31, 2007 and the second loan was extended to June 22, 2007. On June 26, 2007, the second loan was extended to December 31, 2007.

Loans Payable

During the year ended December 31, 2006, a loan was granted from EDI Holding for Euro 75,000 (US - $101,051). The loan bears interest at 5% per annum and is due on December 21, 2009.

During the year ended December 31, 2004, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 8,000 (US -$10,779). The loan bears interest at 7% annum and is due on December 31, 2009.

Other

At June 30, 2007, included in accounts payable and accrued liabilities –related parties is Euro 23,408 (US - $31,539) owed to managing directors of EDI for management fees and $1,000 owed to an officer of the Company for consulting fees. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At June 30, 2007, included in accounts payable and accrued liabilities –related parties is Euro 11,186 (US - $15,072) owed to a managing director of EDI for the company use of his private vehicle. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At June 30, 2007, included in accounts payable and accrued liabilities –related parties is Euro 6,361 (US - 8,570) owed to a person related to an officer and director of the Company and a managing director of EDI for consulting fees.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued)

Consulting fees paid to an officer of the Company for the six and three months ended June 30, 2007 totaled $6,000 and $3,000. Management fees paid to the managing directors of EDI who are also directors and/or officers of the Company for the six and three months ended June 30, 2007 totaled Euro 120,000 (US - $165,466) and Euro 60,000 (US -$83,871) respectively.

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

On April 2, 2007, the Company issued 1,736,111 units at a price of Euro 0.288 (US -$0.383) per unit, for total proceeds of Euro 500,000 ($667,468) in a private placement transaction with a corporate investor. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.288 (US -$0.383) per share for a period of one year from the date of closing. A finder’s fee of 10% of the proceeds in cash was paid on closing of the private placement.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
(Unaudited)

8.	COMMON STOCK (continued)

On May 4, 2007, the Company issued 1,875,000 units at a price of $0.32 per unit, for total proceeds of $600,000 in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.32 per share for a period of one year from the date of closing. A finder’s fee of 10% of the proceeds in cash was paid on closing of the private placement.

On June 28, 2007, the Company issued 3,000,000 units at a price of $0.24 per unit, for consulting services with an aggregate value totaling $720,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.30 per share for a period of one year from the date of closing.

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

		Weighted
	Number	Average Exercise
		Price

Options outstanding, beginning of the period	11,000,000	$1.00
Granted	-
Exercised	-
Expired	-
Options outstanding, June 30, 2007	11,000,000	$1.00
Options exercisable, June 30, 2007	5,110,000	$1.00
Weighted average fair value of options granted during the six months
ended June 30, 2007		$0.00

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
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

A summary of stock options outstanding at June 30, 2007 is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 1.00	4,200,000	7.83	$ 1.00	1,680,000	$ 1.00
$ 1.00	500,000	7.83	$ 1.00	200,000	$ 1.00
$ 1.00	2,000,000	7.83	$ 1.00	800,000	$ 1.00
$ 1.00	1,190,000	7.83	$ 1.00	480,000	$ 1.00
$ 1.00	500,000	7.83	$ 1.00	200,000	$ 1.00
$ 1.00	500,000	4.83	$ 1.00	500,000	$ 1.00
$ 1.00	250,000	6.83	$ 1.00	100,000	$ 1.00
$ 1.00	250,000	6.83	$ 1.00	100,000	$ 1.00
$ 1.00	250,000	6.83	$ 1.00	100,000	$ 1.00
$ 1.00	200,000	6.83	$ 1.00	100,000	$ 1.00
$ 1.00	200,000	6.83	$ 1.00	100,000	$ 1.00
$ 1.00	200,000	4.83	$ 1.00	200,000	$ 1.00
$ 1.00	200,000	4.83	$ 1.00	200,000	$ 1.00
$ 1.00	100,000	6.83	$ 1.00	50,000	$ 1.00
$ 1.00	100,000	4.83	$ 1.00	100,000	$ 1.00
$ 1.00	80,000	6.83	$ 1.00	40,000	$ 1.00
$ 1.00	50,000	6.83	$ 1.00	30,000	$ 1.00
$ 1.00	30,000	4.83	$ 1.00	30,000	$ 1.00
$ 1.00	200,000	8.83	$ 1.00	100,000	$ 1.00

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
(Unaudited)

9.	STOCK OPTIONS AND WARRANTS (continued) Warrants

Date	Issued	Outstanding	Exercise Price	Expiry Date

September 28, 2006	714,285	714,285	$ 0.70	September 28, 2007
April 2, 2007	1,736,111	1,736,111	Euro 0.288 (US -$0.383)	April 2, 2008
May 4, 2007	1,875,000	1,875,000	$ 0.32	May 4, 2008
June 28, 2007	3,000,000	3,000,000	$ 0.30	June 28, 2008

10.	SEGMENT INFORMATION

The Company’s operations following the acquisition of EDI were conducted in one reportable segment, being the distribution and maintenance of water exploration machinery and equipment and the provision of related services in Germany. All the Company’s equipment and patents are in Germany.

11.	COMMITMENTS

On August 1, 2006, EDI entered into a lease agreement for office space on a month-to-month basis that requires monthly lease payments of Euro 1,260 (US -$1,697).

On May 29, 2006, EDI entered into a managing service contract with a managing director of EDI effective August 1, 2006 to pay monthly management fees of Euro 5,600 (US -$7,545). The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. The contract has been terminated effective July 31, 2007 by mutual agreement without penalty.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 (US -$135) per hour. The contract terminates on December 31, 2007.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 (US -$135) per hour. The contract terminates on December 31, 2007.

On July 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 600 (US -$808) plus taxes.

On March 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 491 (US -$662) plus taxes. The contract was terminated effective April 30, 2007 without penalty.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
(Unaudited)

11.	COMMITMENTS (continued)

On July 1, 2005, EDI entered into a freelance agreement with an individual effective July 1, 2005, to pay monthly consulting fees of Euro 8,000 (US -$10,779). The contract may be terminated at the end of each calendar quarter by giving written notice of six months. The agreement has been terminated by a settlement agreement dated July 2, 2007.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US -$13,473) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 19,000 (US -$25,600) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US -$13,473) per month.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US -$13,473) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 16,000 (US -$21,558) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US -$13,473) per month.

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
	Amounts from	Six	Six
	Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to June 30,	June 30,	June 30,
	2007	2007	2006

Cash paid for:
Interest	$33,951	$33,951	$-
Income taxes	$-	$-	$-

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2007
(Unaudited)

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (continued)

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (December 7, 2004) to June 30, 2007, the Company issued 50,000,000 common shares for the acquisition of EDI.

During the six months ended June 30, 2007, 3,000,000 units were issued for consulting services with an aggregate value totaling $720,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.30 per share for a period of one year from the date of closing.

13.	SUBSEQUENT EVENTS

On July 10, 2007, the Company approved a private placement with a corporate investor for a total of 5,555,554 units at a price of Euro 0.18 (US -$0.24) per unit, for total proceeds of Euro 1,000,000 (US - $1,333,333. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.20 (US $0.27) per share for a period of two years from the date of closing. A finder’s fee of 10% of the proceeds in cash will be paid on closing of the private placement.

On July 16, 2007, a loan was granted from an individual related to an officer and director of the Company an a managing director of the EDI, for Euro 12,000 (US -$16,168). On August 5, 2007 an additional loan was granted by the same individual for Euro 5,000 (US -$6,737). The loans bear interest at 6% per annum and are due July 18, 2008 and August 6, 2008, respectively.

On July 19, 2007, a loan was granted from a third party company for Euro 15,000 (US -$20,210). The loan bears interest at 6% per annum and is due December 31, 2007.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended June 30, 2007 and changes in our financial condition from our fiscal year ended December 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant developments since March 31, 2007, the date of our last Quarterly Report:

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

3.

In May, 2007, we completed three additional drilling projects in Namibia through our wholly owned subsidiary, EDI Southern Africa (Pty.) Ltd. These projects involved the construction of a well on a farm in Northern Namibia and two exploratory drillings conducted for the purpose of analyzing a geological formation on behalf of the Namibian Ministry for Agriculture and Forestry. As a result of the successful completion of these drilling projects, we have secured an additional six drilling projects in Namibia. These drilling projects will be carried out in co-operation with Shali Drilling Group, based in Oshakati in Northern Namibia. These drilling projects will involve the drilling of two bore holes to explore water levels on behalf of the Ministry for Agriculture and Forestry, the locating and construction of a well on a large farm, and three bore holes to be drilled in Etosha National Park. Four of the six drilling projects had been completed as of the filing of this Quarterly Report.

4.

On June 28, 2007, we issued an aggregate of 3,000,000 units at a price of $0.24 per unit in consideration to Dirk Beisemann for certain consulting services provided to us. The services provided to us were market development services related to, among other things, an analysis of the competitiveness of our technologies and products, an analysis of the market potential for those products and the preparation of market penetration strategies. The units issued consisted of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.30 per share for a period of one year from the date of issue. The units were issued in reliance upon the provisions of Regulation S under the Securities Act. In connection with the issuance of the units, Mr. Beisemann represented to us that he is not a US person as defined in Regulation S and that he was acquiring our securities for investment purposes only and not with a view towards distribution.

5.

In July, 2007, our wholly owned operating subsidiary, EDI Exploration Drilling International GmbH (“EDI GmbH”), applied to the European Patent Office for two international patents covering improvements to our EDI Fluid Finder system. The first patent applied for relates to a pressure compensation system that has a specialized valve to check the water flow and keep the water quantity around the pilot bit stable. This innovation to the EDI Fluid Finder system helps to prevent blockage around the pilot bit. The second patent applied for covers a specialized pumping system which allows multiple water samples and tests to be taken within the well shaft. The system also facilitates the exchange of water and drilling mud within the drill string without the use of additional equipment, saving time and money.

6.

Effective on August 1, 2007, Christian Runge was appointed as a managing director of EDI GmbH. Mr. Runge is a qualified economist and marketing expert, and will be responsible for managing EDI GmbH’s international sales and key accounts. Mr. Runge was appointed to EDI GmbH’s management board in place of Peter Stakne. Mr. Stakne resigned as a managing director on July 31, 2007 and now acts as a free lance consultant to EDI GmbH.

7.

In August, 2007, we announced that EDI GmbH has been awarded a drilling contract by Coca-Cola Beverages Pakistan Ltd. (“Coca-Cola Pakistan”). The drilling will be conducted at two locations, with two holes to be drilled at each location. The project’s goal is to analyze the water sources at each location in order to assist Coca-Cola Pakistan in evaluating each site’s suitability for a large scale bottling plant. EDI GmbH will be paid a total of EUR 72,743 for the drilling project, with drilling scheduled to begin in early September, 2007.

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

(d)

Africa: The West African Country of Namibia has one of the most arid climates in the world. 83% of the rainfall experienced in Namibia evaporates soon after it falls. In Namibia, there are currently 150,000 water wells in operation; however, 75% of these do not pump drinking quality water. Supplying drinking water for household consumption has become an important goal for the Government of Namibia. As a result of the drilling project we completed in February, 2007, the Namibian Ministry of Agriculture, Water and Forestry has commissioned us and a local drilling company to work together on three additional drilling projects. These projects will involve exploratory boreholes, drilled for the purpose of geological analysis. Drilling on these projects was commenced at the end of February, 2007 and completed in May, 2007. As a result of the successful completion of these projects, we have secured an additional six drilling projects in Namibia. As of the date of filing of this Quarterly Report, we had completed four of the six drilling projects.

(e)

Southern Asia: India is one of the most populous countries in the world and is an emerging industrial giant. With the increase in development, India’s demands for water supplies continue to grow. In 2006, we conducted two sample drilling operations in India. These drilling operations were conducted as demonstrations of our technologies and methods and were completed by us at no charge. We have not yet secured any drilling contracts in India, however, we are continuing to explore business opportunities in that country.

We have secured a drilling contract from Coca-Cola Pakistan to drill a total of four water exploration holes. The purpose of the drilling project is to obtain and analyze water samples from two locations around Karachi that will be used to assist Coca-Cola Pakistan in deciding where to locate a large-scale bottling facility. Drilling on this project is schedule to commence in September, 2007.

In addition, we will also explore opportunities for our products and services in other international markets, focusing primarily on countries where there is an established need for water well drilling technologies and services.

We anticipate that we will require approximately EUR 3,000,000 (approximately $4,004,700) to complete our plan of operation over the next twelve months. The majority of this amount will be spent on financing our business operations, marketing presentations, product demonstrations, and legal and other consulting fees associated with establishing our presence in international markets. In addition, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees we expect to incur in meeting ongoing reporting obligations under United States securities laws.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of EDI GmbH has been accounted for as a recapitalization and EDI GmbH has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of EDI GmbH and not EDI USA (formerly, Invision Capital, Inc.). The operations of EDI USA are included in the consolidated statement of operations from the effective date of the acquisition, April 26, 2006.

Second Quarter and Six Months Summary

	Six Months Ended June 30			Three Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$ --	$ --	n/a	$ --	$ --	n/a
Expenses	(3,725,009)	(2,721,496)	36.9%	(3,278,501)	(2,239,948)	46.4%
Other Items	(49,526)	(5,588)	786.5%	(19,503)	(5,537)	252.2%
Net Loss	$(3,774,535)	$(2,727,084)	38.4%	$(3,298,004)	$(2,245,485)	46.9%

Revenues

We did not earn any revenues during the six months ended June 30, 2007. We are currently working on drilling projects in Namibia and Pakistan, and hope to earn revenue from the work performed on those projects. However, our objectives in performing these contracts are demonstrating the efficacy of our technologies and processes and obtaining market penetration. As a result, there is a substantial possibility that these projects will be operated at a loss.

As we are still in the process of establishing ourselves in the marketplace, even if we are successful in earning revenues, those revenues are likely to be subject to significant fluctuations and will be difficult to reliably predict.

Expenses

Our operating expenses for the quarterly periods ended June 30, 2007 and 2006 consisted of the following:

	Six Months Ended June 30			Three Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Amortization	$30,904	$27,192	13.7%	$15,529	$15,622	(0.6)%
Management Fees	165,466	149,456	10.7%	83,871	77,331	8.5%
Professional Fees	895,640	385,042	132.6%	846,424	223,770	278.3%
Selling, General and	521,620	588,849	(11.4)%	221,786	352,449	(37.1)%
Administrative
Stock Corporation Expense	2,110,772	1,570,472	34.4%	2,110,772	1,570,472	34.4%
Foreign Currency Loss	607	485	25.2%	119	304	(60.9)%
Total Operating Expenses	$3,725,009	$2,721,496	36.9%	$3,278,501	$2,239,948	46.4%

Management Fees

Management fees paid during the period are comprised of amounts paid or earned by our officers and directors and the general manager of drilling operations for EDI GmbH during the six months ended June 30, 2007.

Professional Fees

Professional fees for the six months ended June 30, 2007 and 2006 consisted of the following:

	Six Months Ended June 30			Three Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Accounting and Tax Fees	$56,537	$54,574	3.6%	$36,473	$26,750	36.3%
Consulting Fees	779,884	148,128	426.5%	759,534	54,528	1,292.9%
Legal Fees	59,219	182,340	(67.5)%	50,417	142,492	(64.6)%
Total	$895,640	$385,042	132.6%	$846,424	$223,770	278.3%

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

Professional fees for the six and three month periods ended June 30, 2007 were significantly greater than professional fees for the same periods ended June 30, 2007. The increase in professional fees is primarily attributable to the additional amounts spent during the three month period on consulting fees. Included in consulting fees for the three months ended June 30, 2007 is $720,000 accrued in respect of services provided by Dirk Beisemann to develop the market for our services in Turkey, the Middle East,

North Africa and China. As payment for his services, we issued Mr. Beisemann a total of 3,000,000 shares of our common stock and 3,000,000 share purchase warrants entitling Mr. Beisemann to purchase an aggregate of 3,000,000 additional shares at an exercise price of $0.30 per share for a period of one year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2007 and 2006 consisted of the following major components:

	Six Months Ended June 30			Three Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Marketing and Promotion	$39,125	$173,475	(77.4)%	$6,884	$93,022	(92.6)%
Travel	39,634	91,829	(56.8)%	13,675	53,905	(74.6)%
Wages and Benefits	217,599	174,965	24.4%	89,605	116,190	(22.9)%
Miscellaneous	225,262	148,580	51.6%	111,622	89,332	25.0%
Total	$521,620	$588,849	(11.4)%	$221,786	$352,449	(37.1)%

Included in marketing and promotional expenses for the six months ended June 30, 2007 are amounts spent by us in conducting drilling projects in India and Namibia at no charge in an effort to demonstrate the efficacy of our technologies and processes. Travel expenses are particularly high as we have chosen to focus on developing an international market for our products and services, which requires us to send personnel to various locations around the world.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$173,961	$292,050	(40.4)%
Current Liabilities	(1,805,072)	(925,299)	95.1%
Working Capital Deficit	$(1,631,111)	$(633,249)	157.6%

Cash Flows
	Six Months Ended June 30
	2007	2006
Cash Flows used in Operating Activities	$(902,624)	$(1,026,131)
Cash Flows from (used in) Investing Activities	46,873	(322,452)
Cash Flows from Financing Activities	848,307	1,249,257
Effects of Foreign Currency Translations	(16,433)	(8,080)
Net Decrease in Cash During Period	$(23,877)	$(107,406)

During our six month’s ended June 30, 2007, we received EUR 129,460 (approximately $174,428) in loans from the following related parties:

(a)	Loans totaling EUR 61,960 (approximately $83,482) from EDI Exploration Drilling International Holding GmbH, our majority stockholder:

Principal	Interest Rate	Grant Date	Due Date
EUR 21,000 ($28,294)	5%	January 19, 2007	January 22, 2008
EUR 40,960 ($55,188)	5%	February 23, 2007	February 26, 2008

(b)

A loan for EUR 10,000 (approximately $13,473) from Dieter Thiemann, the brother of one of our executive officers and directors, bearing interest at a rate of 6% per annum, payable on or before June 30, 2007.

(c)

A loan of EUR 57,500 (approximately $77,473) from DTB Patente GmbH, a company of which the wife of one of our executive officers and directors is a significant shareholder, bearing interest at a rate of 5% per annum, payable on or before February 5, 2008.

We received an additional EUR 123,000 (approximately $165,725) in loans from unrelated third parties as follows:

(a)	Loans totaling EUR 83,000 (approximately $111,830), bearing interest at a rate of 6% per annum and payable as follows:

EUR 33,000 (approximately $44,463) on or before February 19, 2008 EUR 50,000 (approximately $67,367) on or before March 14, 2008

The amounts due and owing under these loans are secured by accounts receivable and have been personally guaranteed by Mr. Rotthaeuser and Mr. Thiemann.

(b)

A loan for EUR 40,000 (approximately $53,894), bearing interest at a rate of 5% per annum and payable on or before September 28, 2007. The amounts due and owing under this loan are secured by accounts receivable.

Subsequent to June 30, 2007, we received the following additional loans:

(a)

A loan for EUR 12,000 (approximately $16,168) due on July 16, 2008 from Dieter Thiemann, and an additional loan for EUR 5,000 (approximately $6,737) due on August 6, 2008, also from Dieter Thiemann. Both loans bear interest at a rate of 6% per annum.

(b)	A loan for EUR 15,000 (approximately $20,210) bearing interest at a rate of 6% per annum, and due on December 31, 2007 from an unrelated third party.

During the three months ended June 30, 2007, we completed two private placements. One private placement was completed for 1,736,111 units at a price of EUR 0.288 per unit, for total proceeds, less commissions, of EUR 450,000 (approximately $600,721). The second private placement was completed for 1,875,000 units at a price of $0.32 per unit, for total proceeds, less commissions, of $540,000.

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

Our significant accounting policies are described at Note 3 to our financial statements for the six months ended June 30, 2007.

RISKS AND UNCERTAINTIES

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of EUR 3,000,000 ($4,004,700) in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

Limited Operating History, Risks Of A New Business Venture

EDI GmbH was formed on December 7, 2004 and, as such, has a very short operating history upon which future performance may be assessed. EDI GmbH has not earned any revenues to date.

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

Competition Is Intense And We May Be Unable To Achieve Market Acceptance

EDI GmbH competes directly with traditional well drilling contractors. The market for well drilling contractors and equipment providers is mature and well established. As such, the business environment in which we intend to operate is highly competitive. Currently, there exist a number of established methods, products and technologies used in the well drilling process and we expect to experience competition from a number of established companies involved this industry. Many of our potential competitors will have greater technical, financial, marketing, sales and other resources than we will.

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

Dependence On Key Personnel

Our success will largely depend on the performance of our directors and officers and the managers of EDI GmbH. Our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

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

There were no changes in our internal control over financial reporting during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of equity securities made prior to the filing of this Quarterly Report have been disclosed in Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K previously filed with the SEC.

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

10.38	Addendum to Loan Agreement dated September 20, 2006 between Dieter Thiemann (as lender) and EDI Exploration Drilling International GmbH (as borrower), extending due date to December 31, 2007, dated June 26, 2007 (translated from German to English).

10.39	Addendum to Loan Agreement dated February 2, 2007 between Dieter Thiemann (as lender) and EDI Exploration Drilling International GmbH (as borrower), extending the due date to December 31, 2007, dated June 28, 2007 (translated from German to English).

10.40	Addendum to Loan Agreement dated July 15, 2006 between EDI Exploration Drilling International Holding GmbH (as lender) and EDI Exploration Drilling International GmbH (as borrower) extending the due date to December 31, 2007, dated July 15, 2007 (translated from German to English).

10.41	Loan Agreement for EUR 12,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Exploration Drilling International GmbH (as borrower) dated July 16, 2007 (translated from German to English).

10.42	Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Exploration Drilling International GmbH (as borrower) dated August 5, 2007 (translated from German to English).

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2006.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2006.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 28, 2006.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2006.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on May 16, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORATION DRILLING INTERNATIONAL INC.

Date:	August 20, 2007	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
President and Chief Executive Officer
(Principal Executive Officer )

Date:	August 20, 2007	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer
(Principal Financial Officer )

Date:	August 20, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary