Form 10QSB
period 2007-09-30
EXPLORATION DRILLING INTERNATIONAL INC.
filed 2007-11-19
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-50459

EXPLORATION DRILLING INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0396733
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Goethestrasse 61
D-45721 Haltern am See, Germany
(Address of principal executive offices)

0049-2364-604428
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2007, the Issuer had 112,567,396 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPLORATION DRILLING INTERNATIONAL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

September 30, 2007
(Unaudited)

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

September 30,
2007

ASSETS

Current Assets
Cash	$11,133
Other receivables	4,471
Loans receivable -related parties (Note 6)	117,220
Prepaids	25,196
Deferred tax asset, less valuation allowance of $1,858,528	-
Total Current Assets	158,020

Equipment (Note 4)	206,706
Patents (Note 4)	443,324

Total Assets	$808,050

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$414,511
Accounts payable and accrued liabilities –related parties (Note 6)	91,867
Loans payable -current (Notes 5 and 6)	1,789,574
Total Current Liabilities	2,295,952

Loans payable (Notes 6)	148,622

Total Liabilities	2,444,574

Commitments (Note 10)

Stockholders’ Deficiency
Common stock (Note 7)
Authorized
1,000,000,000 common shares, par value $0.001
Issued and outstanding
109,317,396	109,317
Additional paid-in capital	7,487,700
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(86,039)
Deficit accumulated during the development stage	(9,147,502)
Total Stockholders’ Deficiency	(1,636,524)

Total Liabilities and Stockholders’ Deficiency	$808,050

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine	Three	Three
	From Inception	Months	Months	Months	Months
	(December 7, 2004)	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006

EXPENSES

Amortization	$125,247	$47,309	$38,556	$16,405	$11,364
Management fees	921,176	278,350	243,215	112,884	93,759
Professional fees	1,828,739	922,759	475,821	27,119	90,779
Selling, general and administrative	2,459,725	746,913	908,606	225,293	319,757
Stock compensation expense	3,681,244	2,110,772	1,570,472	-	-
Foreign currency loss	4,135	1,546	2,995	939	2,510

LOSS BEFORE OTHER ITEMS AND
INCOME TAXES	9,020,266	4,107,649	3,239,665	382,640	518,169

OTHER ITEMS

Interest income	(18,988)	(6,535)	(9,291)	(1,496)	(3,252)
Interest expense	140,847	76,718	49,834	25,116	38,207
Loss on disposal of capital assets	5,377	2,963	-	-	-

LOSS BEFORE INCOME TAXES	9,147,502	4,180,795	3,280,208	406,260	553,124

Provision for income taxes	-	-	-	-	-

NET LOSS	9,147,502	4,180,795	3,280,208	406,260	553,124

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment	(86,039)	(63,147)	9,129	(72,430)	36,491

COMPREHENSIVE LOSS	$9,233,541	$4,243,942	$3,271,079	$478,690	$516,633

BASIC AND DILUTED NET LOSS PER SHARE		$(0.04)	$(0.04)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		105,913,652	80,751,812	109,317,396	102,007,528

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine
	From Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to September 30,	September 30,	September 30,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(9,147,502)	$(4,180,795)	$(3,280,208)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	125,248	47,310	38,556
Stock compensation expense	3,681,244	2,110,772	1,570,472
Loss on disposal of capital asset	5,377	2,963	-
Issuance of capital stock for services	720,000	720,000	-
Change in operating assets and liabilities:
Decrease (increase) in other receivables	61,324	40,929	(92,352)
Increase in accrued interest receivable	(19,009)	(6,466)	(9,258)
Decrease (increase) in prepaid expenses	(22,436)	3,528	(104,527)
Increase in accounts payable and accrued liabilities	319,996	4,244	387,705
Increase in accounts payable and accrued liabilities –related parties	83,964	30,229	-
Increase in accrued interest payable	104,644	41,026	36,871

Net cash used in operating activities	(4,087,150)	(1,186,260)	(1,452,741)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds to loans receivable, net of repayment	(167,883)	96,731	35,002
Acquisition of equipment, net of disposal proceeds	(291,897)	(11,338)	(113,602)
Acquisition of patents	(391,586)	(56,339)	(265,080)

Net cash provided by (used in) investing activities	(851,366)	29,054	(343,680)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash acquired from Invision Capital, Inc.	81,587	-	81,587
Issuance of capital stock for cash, net of issuance costs	1,688,679	1,141,846	500,000
Contributed capital	1,475,540	-	301,190
Proceeds from loans payable, net of repayment	1,720,665	21,414	1,274,887

Net cash provided by financing activities	4,966,471	1,163,260	2,157,664

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	(16,822)	(18,798)	14,226

NET INCREASE (DECREASE) IN CASH	11,133	(12,744)	375,469

CASH, BEGINNING OF PERIOD	-	23,877	128,894

CASH, END OF PERIOD	$11,133	$11,133	$504,363

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2007
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

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2007 and for all periods presented, have been included. Interim results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
September 30, 2007
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

The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

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
September 30, 2007
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

h)	Goodwill and intangible assets

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
September 30, 2007
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

The Company's financial instruments consist of cash, loans receivable –related parties, other receivables, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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
September 30, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(m)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of September 30, 2007 and 2006, the Company’s potentially dilutive securities, stock options and warrants, have been excluded from the weighted average number of shares outstanding as they were anti-dilutive.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS 157, “Fair Value Measurements”.

The Company does not expect that the adoption of this new accounting pronouncement will have a significant effect on its financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(r) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	EQUIPMENT AND PATENTS

Equipment

September 30,
2007

Well system	$2,139
Technical equipment and machinery	304,778
Office and other equipment	18,983
325,900
Accumulated amortization	(119,194)

Net book value	$206,706

Patents

September 30,
2007

Patents	$443,324
Accumulated amortization	-

Net book value	$443,324

During the period ended September 30, 2007, the Company did not amortize its patents as the patents have not yet been awarded and/or they have not begun to generate revenues.

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

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2007
(Unaudited)

5.	LOANS PAYABLE -CURRENT

During the nine months ended September 30, 2007, two loans were granted from a third party individual for Euro 33,000 (US -$47,062) and Euro 50,000 (US -$71,307). The loans bear interest at 6% per annum and are due February 19, 2008 and March 14, 2008, respectively.

During the year ended December 31 2006, several loans were granted from a third party individual totaling Euro 400,000 (US -$570,452). During the nine months ended September 30, 2007, several of the loans were extended. The loans bear interest of 6% per annum and are due as follows:

Principal	Due Date

Euro 125,000 (US -$178,266)	March 31, 2008
Euro 125,000 (US -$178,266)	March 31, 2008
Euro 100,000 (US -$142,613)	June 18, 2008
Euro 50,000 (US -$71,307)	December 7, 2007

During the year ended December 31, 2006, a loan was granted from a third party individual for Euro 23,000 (US -$32,801). The loan bears interest at 7% per annum and was due July 7, 2007. On July 3, 2007, the loan was extended to June 30, 2008. The Company has the option of repaying the principal and interest by issuing 12,305 shares of the Company’s common stock if the lender is notified in writing one month before the due date.

During the year ended December 31, 2006, several loans were granted from a third party individual totaling Euro 53,000 (US -$75,585). During the nine months ended September 30, 2007, Euro 5,100 (US -$7,273) of the first loan granted was repaid. The loans bear interest at 5% per annum and were due December 31, 2006. The loans have been extended and are due as follows.

Principal	Due Date

Euro 14,900 (US -$21,249)	December 31, 2007
Euro 15,000 (US -$21,392)	December 31, 2007
Euro 18,000 (US -$25,671)	December 31, 2007

During the nine months ended September 30, 2007, two loans were granted from a third party company for Euro 40,000 (US -$57,045) and Euro 15,000 (US -$21,392). The first loan bears interest at 5% per annum and was due September 28, 2007. On September 25, 2007, the first loan was extended to December 31, 2007. The second loan bears interest at 6% per annum and is due December 31, 2007.

During the year ended December 31, 2006, two loans were granted from a third party company for Euro 30,000 (US -$42,784) and Euro 25,000 (US -$35,653). The first loan bears interest at 5% per annum and was due November 2, 2007. On September 20, 2007, the first loan was extended to December 31, 2007. The second loan bears interest at 6% and is due November 23, 2007.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2007
(Unaudited)

5.	LOANS PAYABLE –CURRENT (continued)

During the nine months ended September 30, 2007, two loans were granted from a third party company for $20,000 and $25,000. The loans bear interest at 8% per annum and are due on demand.

During the year ended December 31, 2006, a loan was granted from a third party company for $100,000. During the nine months ended September 30, 2007, $16,700 was repaid. The loan bears interest at 8% per annum, compounded annually, and is due March 20, 2008.

During the year ended December 31, 2006, several loans were granted from a third party company totaling $550,000. The loans bear interest at 8% per annum, compounded annually, and were due as follows:

Principal	Due Date

$250,000	May 15, 2008
$100,000	July 17, 2008
$200,000	July 28, 2008

During the period ended September 30, 2007, the loans including principal and interest were repaid in full.

6.	RELATED PARTY TRANSACTIONS

Loans Receivable

During the year ended December 31, 2006, a loan was granted to a former shareholder of EDI totaling Euro 990 (US -$1,412). The loan bears interest at 3% per annum and is due January 5, 2008.

During the year ended December 31, 2006, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI for Euro 15,400 (US -$21,962). The loan bears interest at 3% per annum and was due January 5, 2008. On April 17, 2007, the Company made an immediate demand for repayment and the loan is currently in default.

During the year ended December 31, 2005, a loan was granted to a former shareholder of EDI for Euro 10,000 (US -$14,261). The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 22, 2007 and on June 26, 2007, the loan was extended to December 31, 2007.

During the year ended December 31, 2005, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI, for Euro 115,000 (US -$164,005). The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 30, 2007. On April 17, 2007, the Company made an immediate demand for repayment. As at September 30, 2007, Euro 72,000 (US -$102,681) has been repaid. The balance of the loan is currently in default.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2007
(Unaudited)

6.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current

During the nine months ended September 30, 2007, several loans were granted from EDI Holding totaling Euro 230,960 (US -$329,379). The loans bear interest at 5% per annum and are due as follows:

Principal	Due Date

Euro 21,000 (US -$29,949)	January 22, 2008
Euro 39,160 (US -$55,847)	February 26, 2008
Euro 1,800 (US -$2,567)	February 26, 2008
Euro 40,000 (US -$57,045)	August 10, 2008
Euro 10,000 (US -$14,261)	August 14, 2008
Euro 15,000 (US -$21,392)	August 22, 2008
Euro 35,000 (US -$49,915)	August 31, 2008
Euro 33,000 (US -$47,062)	September 13, 2008
Euro 24,000 (US -$34,227)	September 21, 2008
Euro 12,000 (US -$17,114)	September 28, 2008

During the year ended December 31, 2006, several loans were granted from EDI Holding totaling Euro 26,400 (US -$37,650). During the nine months ended September 30, 2007, Euro 4,856 (US -$6,926) of the first loan granted was repaid. During the nine months ended September 30, 2007, several of the loans were extended. The loans bear interest and are due as follows:

Principal	Interest	Due Date

Euro 15,144 (US -$21,597)	5%	December 31, 2007
Euro 3,400 (US -$4,849)	6%	June 30, 2008
Euro 2,000 (US -$2,852)	5%	December 31, 2007
Euro 1,000 (US -$1,426)	6%	December 31, 2007

During the year ended December 31, 2005, a loan was granted from an officer and director of the Company and a managing director of EDI, for Euro 36,000 (US -$51,341). During the year ended December 31, 2006, an additional loan for Euro 50,000 (US -$71,306) was granted. On December 31, 2006, two loans receivable, including principal and interest, totaling Euro 29,446 (US -$41,994) were posted as a payment against the second loan payable. The loans bear interest at 5% per annum and are due December 31, 2007 and May 4, 2008 respectively.

During the three months ended March 31, 2007, a loan was granted from a company with a shareholder related to an officer and director of the Company and a managing director of EDI for Euro 57,500 (US -$82,002). The loan bears interest at 5% per annum and is due February 5, 2008.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2007
(Unaudited)

6.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the year ended December 31, 2006, two loans were granted from a company with a shareholder related to an officer and director of the Company and a managing director of EDI, for Euro 90,000 (US -$128,352) and Euro 11,600 (US -$16,543). On October 4, 2006 and during the nine months ended September 30, 2007, Euro 30,000 (US -$42,784) and Euro 36,247 (US -$51,693) of the first loan granted, respectively, was repaid. The first loan bears interest at 6% and was due March 31, 2007. During the nine months ended September 30, 2007, the first loan was extended to March 31, 2008. The second loan bears interest at 5% per annum and is due November 30, 2007.

During the nine months ended September 30, 2007, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 10,000 (US -$14,261). The loan bears interest at 6% per annum and was due June 30, 2007. On June 28, 2007, the loan was extended to December 31, 2007.

During the year ended December 31, 2005, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 5,000 (US -$7,131). During the year ended December 31, 2006, a second loan was granted by the same individual for Euro 12,000 (US -$17,114). During the nine months ended September 30, 2007, Euro 3,000 (US -$4,278) of the first loan granted was repaid. The first loan bears interest at 6% per annum and the second loan bears interest at 5%. The loans were due December 31, 2006. During the year ended December 31, 2006, the first loan was extended to December 31, 2007 and the second loan was extended to March 22, 2007. During the nine months ended September 30, 2007, the second loan was extended to December 31, 2007.

Loans Payable

During the year ended December 31, 2006, a loan was granted from EDI Holding for Euro 75,000 (US -$106,960). The loan bears interest at 5% per annum and is due on December 21, 2009.

During the nine months ended September 30, 2007, two loans were granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 12,000 (US -$17,113) and Euro 5,000 (US -$7,131). The loans bear interest at 6% and are due December 31, 2008.

During the year ended December 31, 2004, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 8,000 (US -$11,409). The loan bears interest at 6% annum and is due on December 31, 2009.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2007
(Unaudited)

6.	RELATED PARTY TRANSACTIONS (continued)

Other

At September 30, 2007, included in accounts payable and accrued liabilities –related parties is Euro 54,880 (US -$78,266) owed to managing directors of EDI for management fees and reimbursement of expenses and $2,602 owed to an officer of the Company for consulting fees and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At September 30, 2007, included in accounts payable and accrued liabilities –related parties is Euro 4,261 (US -$6,077) owed to a managing director of EDI for the company use of his private vehicle. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At September 30, 2007, included in accounts payable and accrued liabilities –related parties is Euro 3,451 (US -4,922) owed to a person related to an officer and director of the Company and a managing director of EDI for consulting fees.

Consulting fees paid to an officer of the Company for the nine and three months ended September 30, 2007 totaled $9,000 and $3,000. Management fees paid to the managing directors of EDI who are also directors and/or officers of the Company for the nine and three months ended September 30, 2007 totaled Euro 200,000 (US -$269,350) and Euro 80,000 (US -$109,884), respectively.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2007
(Unaudited)

7.	COMMON STOCK

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
(Expressed in U.S. Dollars)
September 30, 2007
(Unaudited)

8.	STOCK OPTIONS AND WARRANTS

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

		Weighted
	Number	Average
		Exercise Price

Options outstanding, beginning of the period	11,000,000	$1.00
Granted	-
Exercised	-
Expired	-
Options outstanding, September 30, 2007	11,000,000	$1.00
Options exercisable, September 30, 2007	5,110,000	$1.00
Weighted average fair value of options granted during the nine months
ended September 30, 2007		$0.00

On May 5, 2006, the Company granted stock options to officers, directors and consultants under the 2006 Stock Option Plan, to acquire a total of 11,000,000 shares of common stock exercisable at a price of $1.00 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

A summary of stock options outstanding at September 30, 2007 is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 1.00	200,000	8.58	$1.00	100,000	$1.00
$ 1.00	8,390,000	7.58	$1.00	3,360,000	$1.00
$ 1.00	1,380,000	6.58	$1.00	620,000	$1.00
$ 1.00	1,030,000	4.58	$1.00	1,030,000	$1.00

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2007
(Unaudited)

8.	STOCK OPTIONS AND WARRANTS (continued)

Warrants

		Weighted
		Average
	Number	Exercise Price

Warrants outstanding, beginning of the period	7,325,396	$0.37
Granted	-	-
Exercised	-	-
Expired	714,285	0.30
Warrants outstanding, September 30, 2007	6,611,111	$0.33
Warrants exercisable, September 30, 2007	6,611,111	$0.33
Weighted average fair value of warrants granted during the nine
months ended September 30, 2007		$0.00

A summary of warrants outstanding at September 30, 2007, is as follows:

Date	Issued	Outstanding	Exercise Price	Expiry Date

April 2, 2007	1,736,111	1,736,111	Euro 0.288 (US -$0.383)	April 2, 2008
May 4, 2007	1,875,000	1,875,000	$ 0.32	May 4, 2008
June 28, 2007	3,000,000	3,000,000	$ 0.30	June 28, 2008

9.	SEGMENT INFORMATION

The Company’s operations following the acquisition of EDI are conducted in one reportable segment, being the distribution and maintenance of water exploration machinery and equipment and the provision of related services in Germany. All the Company’s equipment and patents are in Germany.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2007
(Unaudited)

10.	COMMITMENTS

On August 1, 2007, EDI entered into a managing service contract with a managing director of EDI effective August 1, 2007 to pay monthly management fees of Euro 10,000 (US -$14,261). The contract may be terminated by giving written notice of twelve months and ends without notice at the end of the month in which the managing director turns 65 years of age.

On August 1, 2006, EDI entered into a lease agreement for office space on a month-to-month basis that requires monthly lease payments of Euro 1,260 (US -$1,797).

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 (US -$143) per hour. The contract terminates on December 31, 2007.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 (US -$143) per hour. The contract terminates on December 31, 2007.

On July 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 600 (US -$856) plus taxes.

On July 1, 2005, EDI entered into a freelance agreement with an individual effective July 1, 2005, to pay monthly consulting fees of Euro 8,000 (US -$11,409). The contract may be terminated at the end of each calendar quarter by giving written notice of six months. The agreement has been terminated by a settlement agreement dated July 2, 2007. EDI is required to pay a total of Euro 6,000 (US -$8,556) per month under the terms of two settlement agreements for a period of two years beginning August 1, 2007.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US -$14,261) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 19,000 (US -$27,096) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US -$14,261) per month.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US -$14,261) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 16,000 (US -$22,818) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US -$14,261) per month.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2007
(Unaudited)

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
	Amounts from	Nine	Nine
	Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to September 30,	September 30,	September 30,
	2007	2007	2006

Cash paid for:
Interest	$33,951	$33,951	$-
Income taxes	$-	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (December 7, 2004) to September 30, 2007, the Company issued 50,000,000 common shares for the acquisition of EDI.

During the nine months ended September 30, 2007, 3,000,000 units were issued for consulting services with an aggregate value totaling $720,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.30 per share for a period of one year from the date of closing.

12.	SUBSEQUENT EVENT

On November 12, 2007, the Company issued 3,250,000 units at a price of Euro 0.20 (US -$.29) per unit, for total proceeds of Euro 650,000 (US -$953,778) in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.35 per share for a period of two years from the date of closing.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended September 30, 2007 and changes in our financial condition from our fiscal year ended December 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant developments since June 30, 2007, the date of our last Quarterly Report:

1.

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

2.

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

3.

In August, 2007, we announced that EDI GmbH has been awarded a drilling contract by Coca-Cola Beverages Pakistan Ltd. (“Coca-Cola Pakistan”). The drilling will be conducted at two locations, with two holes to be drilled at each location. The project’s goal is to analyze the water sources at each location in order to assist Coca-Cola Pakistan in evaluating each site’s suitability for a large scale bottling plant. EDI GmbH will be paid a total of EUR 72,743 for the drilling project. Drilling was originally scheduled to begin in the Fall of 2007, but has been delayed by

Coca Cola Pakistan due to their ongoing negotiations with third parties regarding land ownership issues. In addition, due to the current political instability in Pakistan, these projects could be delayed even further, or be abandoned altogether if the political environment worsens.

4.

On October 15, 2007, our Board of Directors approved a private placement offering of up to 3,250,000 Units (the “Units”) at a price of EUR 0.20 per Unit to non-U.S. Persons as contemplated under Regulation S of the United States Securities Act of 1933 (the “Securities Act”). Each Unit consists of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of our common stock at a price of $0.35 US for a period of two years from the date of issuance of the Units. On November 12, 2007, we completed the private placement and issued 3,250,000 Units for total proceeds of EUR 650,000 to two corporate investors. Each investor represented that it was not a U.S. person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

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

(d)

Africa: The West African Country of Namibia has one of the most arid climates in the world. 83% of the rainfall experienced in Namibia evaporates soon after it falls. In Namibia, there are currently 150,000 water wells in operation; however, 75% of these do not pump drinking quality water. Supplying drinking water for household consumption has become an important goal for the Government of Namibia. As a result of the drilling project we completed in February, 2007, the Namibian Ministry of Agriculture, Water and Forestry commissioned us and a local drilling company to work together on three additional drilling projects. These projects involved exploratory boreholes, drilled for the purpose of geological analysis. Drilling on these projects was commenced at the end of February, 2007 and completed in May, 2007. As a result of the successful completion of these projects, we secured an additional six drilling projects in Namibia. After the completion of four drilling projects, our management reassigned our drilling team to the Coca Cola Pakistan project. We may send our drilling team back to Namibia in the new year, however there are no assurances that we will do so.

(e)

Southern Asia: India is one of the most populous countries in the world and is an emerging industrial giant. With the increase in development, India’s demands for water supplies continue to grow. In 2006, we conducted two sample drilling operations in India. These drilling operations were conducted as demonstrations of our technologies and methods and were completed by us at no charge. We have not yet secured any drilling contracts in India; however, we are continuing to explore business opportunities in that country.

We have secured a drilling contract from Coca-Cola Pakistan to drill a total of four water exploration holes. The purpose of the drilling project is to obtain and analyze water samples from two locations around Karachi that will be used to assist Coca-Cola Pakistan in deciding where to locate a large-scale bottling facility. Drilling was originally scheduled to begin in the Fall of 2007, but has been delayed by Coca Cola Pakistan due to their ongoing negotiations with third parties regarding land ownership issues. In addition, due to the current political instability in Pakistan, these projects could be delayed even further, or be abandoned altogether if the political environment worsens.

In addition, we will also explore opportunities for our products and services in other international markets, focusing primarily on countries where there is an established need for water well drilling technologies and services.

We anticipate that we will require approximately EUR 3,000,000 (approximately $4,281,540) to complete our plan of operation over the next twelve months. The majority of this amount will be spent on financing our business operations, marketing presentations, product demonstrations, and legal and other consulting fees associated with establishing our presence in international markets. In addition, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees we expect to incur in meeting ongoing reporting obligations under United States securities laws.

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

Third Quarter and Nine Months Summary

	Nine Months Ended September 30			Three Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(4,107,649)	(3,239,665)	26.8%	(382,640)	(518,169)	(26.2)%
Other Items	(73,146)	(40,543)	80.4%	(23,620)	(34,955)	(32.4)%
Net Loss	$(4,180,795)	$(3,280,208)	27.5%	$(406,260)	$(553,124)	(26.6)%

Revenues

We did not earn any revenues during the nine months ended September 30, 2007. We completed drilling projects in Namibia, however we did not earn revenue from those projects as they were conducted to demonstrate our drilling technologies and processes. Although we hope to earn revenue from the drilling projects we have planned for Coca Cola Pakistan, there is a substantial possibility that this project will be operated at a loss. In addition, due to the political instability in Pakistan, these projects could experience significant delays, or could be abandoned altogether.

As we are still in the process of establishing ourselves in the marketplace, even if we are successful in earning revenues, those revenues are likely to be subject to significant fluctuations and will be difficult to reliably predict.

Expenses

Our operating expenses for the quarterly periods ended September 30, 2007 and 2006 consisted of the following:

	Nine Months Ended September 30			Three Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Amortization	$47,309	$38,556	22.7%	$16,405	$11,364	44.4%
Management Fees	278,350	243,215	14.4%	112,884	93,759	20.4%
Professional Fees	922,759	475,821	93.9%	27,119	90,779	(70.1)%
Selling, General and	746,913	908,606	(17.8)%	225,293	319,757	(29.5)%
Administrative
Stock Corporation Expense	2,110,772	1,570,472	34.4%	-	-	n/a
Foreign Currency Loss	1,546	2,995	(48.4)%	939	2,510	(62.6)%
Total Operating Expenses	$4,107,649	$3,239,665	26.8%	$382,640	$518,169	(26.2)%

Management Fees

Management fees paid during the period are comprised of amounts paid or earned by our officers and directors and the general manager of drilling operations for EDI GmbH during the nine and three months ended September 30, 2007.

Professional Fees

Professional fees for the nine and three months ended September 30, 2007 and 2006 consisted of the following:

	Nine Months Ended September 30			Three Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Accounting and Tax Fees	$62,920	$77,816	(19.1)%	$6,384	$23,242	(72.5)%
Consulting Fees	786,421	172,758	355.2%	6,536	24,630	(73.5)%
Legal Fees	73,418	225,247	(67.4)%	14,199	42,907	(66.9)%
Total	$922,759	$475,821	93.9%	$27,119	$90,779	(70.1)%

The additional professional fees for the three months ended September 30, 2006 related primarily to legal and accounting fees incurred as a result of various ongoing matters related to our acquisition of EDI GmbH.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006 consisted of the following major components:

	Nine Months Ended September 30			Three Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Marketing and Promotion	$46,291	$215,542	(78.5)%	$7,166	$42,067	(83.0)%
Travel	68,240	132,614	(48.5)%	28,607	40,785	(29.9)%
Wages and Benefits	295,689	316,717	(6.6)%	78,089	141,752	(44.9)%
Miscellaneous	336,693	243,733	38.1%	111,431	95,153	17.1%
Total	$746,913	$908,606	(17.8)%	$225,293	$319,757	(29.5)%

Included in marketing and promotional expenses for the nine months ended September 30, 2007 are amounts spent by us in conducting drilling projects in India and Namibia at no charge in an effort to demonstrate the efficacy of our technologies and processes.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$158,020	$292,050	(45.9)%
Current Liabilities	(2,295,952)	(925,299)	148.1%
Working Capital Deficit	$(2,137,932)	$(633,249)	237.6%

Cash Flows
	Nine Months Ended September 30
	2007	2006
Cash Flows used in Operating Activities	$(1,186,260)	$(1,452,741)
Cash Flows from (used in) Investing Activities	29,054	(343,680)
Cash Flows from Financing Activities	1,163,260	2,157,664
Effects of Foreign Currency Translations	(18,798)	14,226
Net Decrease in Cash During Period	$(12,744)	$375,469

During our nine months ended September 30, 2007, we received EUR 315,460 (approximately $449,917) in loans from the following related parties:

(a)	Loans totaling EUR 230,960 (approximately $329,379) from EDI Exploration Drilling International Holding GmbH, our majority stockholder:

Principal	Interest Rate	Grant Date	Due Date
EUR 21,000 ($29,949)	5%	January 19, 2007	January 22, 2008
EUR 40,960 ($58,414)	5%	February 23, 2007	February 26, 2008
EUR 40,000 ($57,045)	5%	August 9, 2007	August 10, 2008
EUR 10,000 ($14,261)	5%	August 12, 2007	August 14, 2008
EUR 15,000 ($21,392)	5%	August 20, 2007	August 22, 2008
EUR 35,000 ($49,915)	5%	August 30, 2007	August 31, 2008
EUR 33,000 ($47,062)	5%	September 11, 2007	September 13, 2008
EUR 24,000 ($34,227)	5%	September 19, 2007	September 21, 2008
EUR 12,000 ($17,114)	5%	September 26, 2007	September 28, 2008

(b)

A loan for EUR 10,000 (approximately $14,261) from Dieter Thiemann, the brother of one of our executive officers and directors, bearing interest at a rate of 6% per annum, payable on or before June 30, 2007. On June 28, 2007, the loan was extended to December 31, 2007.

(c)

A loan of EUR 57,500 (approximately $82,002) from DTB Patente GmbH, a company of which the wife of one of our executive officers and directors is a significant shareholder, bearing interest at a rate of 5% per annum, payable on or before February 5, 2008.

(d)

A loan of EUR 12,000 (approximately $17,114) from Dieter Thiemann, and an additional loan of EUR 5,000 (approximately $7,131) due on December 31, 2008, also from Dieter Thiemann. Both loans bear interest at a rate of 6% per annum.

We received an additional EUR 169,555 (approximately $241,716) in loans from unrelated third parties as follows:

(a)	Loans totaling EUR 83,000 (approximately $118,369), bearing interest at a rate of 6% per annum and payable as follows:
(i) EUR 33,000 (approximately $47,062) on or before February 19, 2008
(ii) EUR 50,000 (approximately $71,307) on or before March 14, 2008

The amounts due and owing under these loans are secured by accounts receivable and have been personally guaranteed by Mr. Rotthaeuser and Mr. Thiemann.

(b)	Loans totaling EUR 55,000 (approximately $78,437):
(i)

A loan for EUR 40,000 (approximately $57,045), bearing interest at a rate of 5% per annum and payable on or before September 28, 2007. On September 25, 2007, the loan was extended to December 31, 2007.

(ii) A loan for EUR 15,000 (approximately $21,392), bearing interest at a rate of 6% per annum and payable on or before December 31, 2007.

(c)	Loans totaling $45,000, bearing interest at a rate of 8% per annum. The loans are unsecured and due on demand.

During the nine months ended September 30, 2007, we completed two private placements. One private placement was completed for 1,736,111 units at a price of EUR 0.288 per unit, for total proceeds, less commissions, of EUR 450,000 (approximately $600,721). The second private placement was completed for 1,875,000 units at a price of $0.32 per unit, for total proceeds, less commissions, of $540,000.

On November 12, 2007, subsequent to the nine months ended September 30, 2007, we completed a private placement of 3,250,000 Units to two corporate investors for total proceeds of EUR 650,000.

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

Our significant accounting policies are described at Note 3 to our financial statements for the nine months ended September 30, 2007.

RISKS AND UNCERTAINTIES

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of EUR 3,000,000 (approximately $4,278,300) in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

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

Political Instability

We are seeking to develop a market for our drilling products and processes in a number of developing countries in the Middle East, Africa and Southern Asia. The political environment in many of these countries is unstable. This instability could cause delays to our drilling projects and could make the development of our business more difficult. In particular, our drilling projects scheduled for Pakistan could be significantly delayed because of the current political instability in that country. Furthermore, if political situation in Pakistan worsens, those projects could be abandoned altogether.

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

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 12, 2007, we completed a private placement of 3,250,000 Units (“Units”) at a price of EUR 0.20 per Unit for total proceeds of $650,000 to two corporate investors. Each Unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of our common stock at a price of $0.35 US for a period of two years from the date of issuance of the Units. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. The Company did not engage in a distribution of this offering in the United States. Each investor represented that it was not a U.S. person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Amendments to Material Definitive Agreements

On September 1, 2007, EDI Exploration Drilling International Holding GmbH, our majority stockholder, agreed to extend the due date of our loan agreement for EUR 3,400 from November 3, 2007 to June 30, 2008. No other amendments were made to this loan agreement.

On September 25, 2007, DTB Patente GmbH, a company of which the wife of one of our executive officers and directors is a significant shareholder, agreed to extend the due date of our loan agreement for EUR 90,000 from March 31, 2007 to March 31, 2008. No other amendments were made to this loan agreement.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital.(3)
3.3	Certificate of Amendment to Articles of Incorporation – name change to Exploration Drilling International Inc.(9)
3.4	Amended and Restated Bylaws.(8)

Exhibit
Number	Description of Exhibit
4.1	Specimen Common Stock Certificate.(1)
10.1	Option Purchase and Royalty Agreement.(1)
10.2	Amendment to Option Purchase and Royalty Agreement.(2)
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

10.17	Loan Agreement for EUR 2,000 with interest at 5% per annum between EDI Exploration

Exhibit
Number	Description of Exhibit
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

Exhibit
Number	Description of Exhibit
10.31

Loan Agreement for EUR 11,600 with interest at 5% per annum between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated October 28, 2006 (translated from German to English).(10)

10.32

Loan Agreement for EUR 21,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated January 19, 2007 (translated from German to English).(10)

10.33

Loan Agreement for EUR 39,160 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 23, 2007 (translated from German to English).(10)

10.34

Loan Agreement for EUR 1,800 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 23, 2007 (translated from German to English).(10)

10.35

Loan Agreement for EUR 57,500 with interest at 5% per annum between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated January 28, 2007 (translated from German to English).(10)

10.36

Loan Agreement for EUR 10,000, with interest at 6% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 2, 2007 (translated from German to English).(10)

10.37

Loan Agreement for EUR 23,000 with interest at 7% per annum between Albert and Margareta Meyer (as the lenders) and EDI Exploration Drilling International GmbH (as the borrower) dated July 6, 2006 (translated from German to English).(10)

10.38

Addendum to Loan Agreement dated September 20, 2006 between Dieter Thiemann (as lender) and EDI Exploration Drilling International GmbH (as borrower), extending due date to December 31, 2007, dated June 26, 2007 (translated from German to English).(11)

10.39

Addendum to Loan Agreement dated February 2, 2007 between Dieter Thiemann (as lender) and EDI Exploration Drilling International GmbH (as borrower), extending the due date to December 31, 2007, dated June 28, 2007 (translated from German to English).(11)

10.40

Addendum to Loan Agreement dated July 15, 2006 between EDI Exploration Drilling International Holding GmbH (as lender) and EDI Exploration Drilling International GmbH (as borrower) extending the due date to December 31, 2007, dated July 15, 2007 (translated from German to English).(11)

10.41

Loan Agreement for EUR 12,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Exploration Drilling International GmbH (as borrower) dated July 16, 2007 (translated from German to English).(11)

10.42

Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Exploration Drilling International GmbH (as borrower) dated August 5, 2007 (translated from German to English).(11)

10.43

Loan Agreement for EUR 40,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as lender) and EDI Exploration Drilling International GmbH (as borrower) dated August 9, 2007 (translated from German to English).

10.44

Loan Agreement for EUR 10,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as lender) and EDI Exploration Drilling International GmbH (as borrower) dated August 12, 2007 (translated from German to English).

10.45	Loan Agreement for EUR 15,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as lender) and EDI Exploration Drilling International

Exhibit
Number	Description of Exhibit
GmbH (as borrower) dated August 20, 2007 (translated from German to English).
10.46	Loan Agreement for EUR 35,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as lender) and EDI Exploration Drilling International GmbH (as borrower) dated August 30, 2007 (translated from German to English).
10.47	Addendum to Loan Agreement dated October 28, 2006 between EDI Exploration Drilling International Holding GmbH (as lender) and EDI Exploration Drilling International GmbH (as borrower) extending the due date to June 30, 2008, dated September 1, 2007 (translated from German to English).
10.48	Loan Agreement for EUR 33,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as lender) and EDI Exploration Drilling International GmbH (as borrower) dated September 11, 2007 (translated from German to English).
10.49	Loan Agreement for EUR 24,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as lender) and EDI Exploration Drilling International GmbH (as borrower) dated September 19, 2007 (translated from German to English).
10.50	Addendum to Loan Agreement dated March 2, 2006 between DTB Patente GmbH (as lender) and EDI Exploration Drilling International GmbH (as borrower) extending the due date to March 31, 2008, dated September 25, 2007 (translated from German to English).
10.51	Loan Agreement for EUR 12,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as lender) and EDI Exploration Drilling International GmbH (as borrower) dated September 26, 2007 (translated from German to English).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2006.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2006.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 28, 2006.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2006.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on May 16, 2007.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on August 20, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORATION DRILLING INTERNATIONAL INC.

Date:	November 18, 2007	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
President and Chief Executive Officer
(Principal Executive Officer )

Date:	November 18, 2007	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Treasurer and Chief Financial Officer
(Principal Financial Officer )