Form 10KSB/A
period 2006-12-31
EXPLORATION DRILLING INTERNATIONAL INC.
filed 2008-04-11
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)

[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-50459

EXPLORATION DRILLING INTERNATIONAL INC.
(Name of small business issuer in its charter)

NEVADA	98-0396733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Mendelstrasse 11, Technologiehof
D-48149, Muenster, Germany
(Address of principal executive offices)	(Zip Code)

0049-2364-604428
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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

EXPLORATION DRILLING INTERNATIONAL INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB for Exploration Drilling International Inc. (the “Company”), originally filed on May 17, 2007 (the “2006 10-KSB”), is being filed to provide the Company’s amended and restated consolidated financial statements for the year ended December 31, 2006 and the comparative period ended December 31, 2005 (the “2006 Consolidated Financial Statements”). Note 15 was added to provide disclosure with respect to the corrections made to the 2005 financial statements for EDI Exploration Drilling International GmbH (“EDI GmbH”). Note 16 was added to provide disclosure with respect to the reclassification of certain balance sheet items from the EDI GmbH 2005 financial statements. Notes 1 and 9 were amended to provide additional disclosure with respect to the transaction under which the Company acquired its interest in EDI GmbH. The Consolidated Statement of Stockholders’ Equity (Deficiency) included with the 2006 Consolidated Financial Statements was amended and restated to retroactively apportion the shares of the Company issued to complete the acquisition of EDI GmbH.

Except as described above, no other revisions or amendments have been made to any other portion of the 2006 Form 10-KSB, including the Management’s Discussion and Analysis included therein. This Amendment No. 1 does not reflect events occurring after May 17, 2007, the date of the original filing of the 2006 Form 10-KSB, or modify or update any of the disclosures that may have been affected by subsequent events.

PART II

ITEM 7. FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:		Page

Audited financial statements as of December 31, 2006, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as of December 31, 2006 and 2005;	F-4

3.	Statements of Operations for the year ended December 31, 2006, the year ended December 31, 2005, and the period from inception on December 7, 2004 to December 31, 2006;	F-5

4.	Statements of Cash Flows for the year ended December 31, 2006, the year ended December 31, 2005 and the period from inception on December 7, 2004 to December 31, 2006;	F-6

5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 7, 2004 through December 31, 2006; and	F-7

6.	Notes to Financial Statements.	F-8

3

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

We have audited the accompanying consolidated balance sheet of Exploration Drilling International Inc. (formerly Invision Capital, Inc.) as at December 31, 2006 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the year then ended and for the period from inception (December 7, 2004) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the year ended December 31, 2005 were audited by other auditors whose report dated June 29, 2007 expressed an unqualified opinion on those statements and included an explanatory paragraph that described restatements discussed in Note 15 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is dependent upon financing to continue operations. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants
April 20, 2007 (except as to Note 15, which is as of April
10, 2008)

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

AUDITORS’ REPORT IN ACCORDANCE WITH THE STANDARDS OF THE PCAOB

To the shareholders of EDI Exploration Drilling International GmbH, Haltern am See, Germany:

“We have audited the accompanying balance sheets of EDI Exploration Drilling International GmbH, Haltern am See, as of December 31, 2005, and the related statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

As discussed in Note 15 to the financial statements as of and for the year ended December 31, 2006, certain restatements in the financial statements as of and for the year ended December 31, 2005, had become necessary.

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with US Generally Accepted Accounting Principles.

Düsseldorf, June 29, 2007

RSM Haarmann Hemmelrath GmbH
Wirtschaftsprüfungsgesellschaft [Auditors]
Steuerberatungsgesellschaft [Tax Advisors]

Bula	Schmoll
Wirtschaftsprüfer [Auditor]	Wirtschaftsprüferin [Auditor]

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

		(Restated)
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

Commitments (Note 12)

Stockholders’ Equity (Deficiency)
Common stock (Note 9)
Authorized
1,000,000,000 common shares, par value $0.001
Issued and outstanding
December 31, 2006 -102,706,285
December 31, 2005 -51,992,000	102,706	46,833
Additional paid-in capital	3,522,818	1,486,750
Payments outstanding		(201,942)
Accumulated other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(22,892)	11,368
Deficit accumulated during the development stage	(4,966,707)	(857,486)
Total Stockholders’ Equity (Deficiency)	(1,364,075)	485,523

Total Liabilities and Stockholders’ Equity (Deficiency)	$827,504	$654,729

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts		(Restated)
	From Inception	Year	Year
	(December 7, 2004)	Ended	Ended
	to December 31,	December 31,	December 31,
	2006	2006	2005

EXPENSES
Amortization	$77,938	$64,381	$13,557
Management fees	642,826	493,834	148,992
Professional fees	905,980	717,139	185,296
Selling, general and administrative	1,712,812	1,207,386	502,177
Stock compensation expense	1,570,472	1,570,472	-
Foreign currency loss	2,589	2,589	-
LOSS BEFORE OTHER ITEMS AND INCOME TAXES	4,912,617	4,055,801	850,022
OTHER ITEMS
Interest income	(12,453)	(12,119)	(334)
Interest expense	64,129	63,125	982
Loss on disposal of capital asset	2,414	2,414	-
LOSS BEFORE INCOME TAXES	4,966,707	4,109,221	850,670
Provision for income taxes	-	-	-
NET LOSS	4,966,707	4,109,221	850,670
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(22,892)	(34,260)	11,597
COMPREHENSIVE LOSS	$4,989,599	$4,143,481	$839,073

BASIC AND DILUTED NET LOSS PER SHARE		$(0.05)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		86,285,542	50,000,000

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts		(Restated)
	From Inception	Year	Year
	(December 7, 2004)	Ended	Ended
	to December 31,	December 31,	December 31,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(4,966,707)	$(4,109,221)	$(850,670)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	77,938	64,381	13,557
Stock compensation expense	1,570,472	1,570,472	-
Loss on disposal of capital asset	2,414	2,414	-
Change in operating assets and liabilities:
Decrease (increase) in other receivables	20,395	113,757	(93,267)
Increase in accrued interest receivable	(12,543)	(12,322)	(221)
Increase in prepaid expenses	(25,964)	(25,964)	-
Increase in accounts payable and accrued liabilities	369,487	260,530	105,105
Increase in accrued interest payable	63,618	62,825	771

Net cash used in operating activities	(2,900,890)	(2,073,128)	(824,725)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans receivable	(264,614)	(35,161)	(229,453)
Acquisition of equipment	(280,559)	(114,494)	(166,065)
Acquisition of patents	(335,247)	(284,945)	(50,302)

Net cash used in investing activities	(880,420)	(434,600)	(445,820)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash acquired from Invision Capital, Inc.	81,587	81,587	-
Issuance of capital stock for cash	546,833	500,000	12,731
Contributed capital	1,475,540	190,732	1,284,808
Proceeds from loans payable, net of repayment	1,699,251	1,639,784	48,554

Net cash provided by financing activities	3,803,211	2,412,103	1,346,093

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	1,976	(9,392)	11,597

NET INCREASE (DECREASE) IN CASH	23,877	(105,017)	87,145

CASH, BEGINNING OF PERIOD	-	128,894	41,749

CASH, END OF PERIOD	$23,877	$23,877	$128,894

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. Dollars

	Common Stock
					(Restated)
				(Restated)	Deficit
			(Restated)	Accumulated	Accumulated
	(Restated)		Additional	Other	During the
	Number	(Restated)	Paid-	Comprehensive	Development	(Restated)
	of Shares	Par Value	in Capital	Income (Loss)	Stage	Total
Sale of common stock for cash, December 7, 2004 (inception)	36,408,088	$34,102	$-	$-	$-	$34,102
Foreign currency translation adjustment				(229)		(229)
Net loss					(6,816)	(6,816)
Balance, December 31, 2004	36,408,088	34,102	-	(229)	(6,816)	27,057
Increase in subscribed capital	13,591,912	12,731	1,284,808			1,297,539
Foreign currency translation adjustment				11,597		11,597
Net loss					(850,670)	(850,670)
Balance, December 31, 2005	50,000,000	46,833	1,284,808	11,368	(857,486)	485,523
Increase in subscribed capital			190,732			190,732
Recapitalization, April 26, 2006	51,992,000	55,159	(22,480)			32,679
Stock compensation expense			1,570,472			1,570,472
Sale of common stock for cash at $0.70 per unit, September 28, 2006	714,285	714	499,286			500,000
Foreign currency translation adjustment				(34,260)		(34,260)
Net loss					(4,109,221)	(4,109,221)
Balance, December 31, 2006	102,706,285	$102,706	$3,522,818	$(22,892)	$(4,966,707)	$(1,364,075)

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

Effective April 26, 2006, the Company acquired 100% of the issued and outstanding shares of EDI from EDI Exploration International Drilling Holding GmbH (“EDI Holding”) in exchange for an aggregate of 50,000,000 shares of the Company’s common stock. In addition, Frank Rigney, a shareholder of the Company, transferred 20,000,000 shares of the Company’s common stock already issued and outstanding prior to the transaction to EDI Holding in exchange for $10,000. Completion of the acquisition resulted in the former sole shareholder of EDI holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of EDI.

The consolidated financial statements of the Company prior to April 26, 2006 are those of EDI. The Company’s date of incorporation is considered to be December 7, 2004, the date of inception of EDI. Effective October 16, 2006, the Company changed its name from Invision Capital, Inc. to Exploration Drilling International Inc.

The fair value of the net liabilities of the Company acquired is as follows:

Total assets	$81,587
Less: liabilities assumed	(114,266)

Net liabilities	$(32,679)

2.	GOING CONCERN

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

h)	Goodwilland intangible assets

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

(r) Reclassifications (Note 18)

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

During the year ended December 31, 2006, two loans were granted from a third party individual totaling Euro 250,000 (US -$329,816). The loans bear interest at 6% per annum and are due as follows:

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

During the year ended December 31, 2005, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 5,000 (US -$6,596). During the year ended December 31, 2006, a second loan was granted by the same individual for Euro 12,000 (US - $15,831). The first loan bears interest at 6% per annum and the second loans bears interest at 5%. The loans were due December 31, 2006. During the year ended December 31, 2006, the first loan was extended to December 31, 2007 and the second loan was extended to June 22, 2007. Interest expenses accrued for the year ended December 31, 2006 and 2005 were Euro 494 (US -$634) and Euro 188 (US -$234) respectively.

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

On April 26, 2006, the Company acquired all the issued and outstanding stock of EDI, which was accounted for as a recapitalization of the Company (Note 1) in exchange for 50,000,000 shares of common stock. The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and EDI. The pro-rata portion of the 50,000,000 shares has been calculated and applied to the equity contributions to EDI prior to the reverse merger to retroactively restate the exchange ratio.

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

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative Amounts from Inception (December 7, 2004) to December 31, 2006	Year ended December, 31 2006	Inception (December 7, 2004) to December 31, 2005
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

15.	RESTATEMENTS

The consolidated financial statements filed in Form 10-KSB for the fiscal year ended December 31, 2006 on May 17, 2007 have been restated following a review by the United States Securities and Exchange Commission. Restatements concerning individual line items of the statement of stockholders’ equity (deficiency) are summarized below:

Statement of Stockholders’ Equity (Deficiency)

1./2.	The pro-rata portion of the 50,000,000 shares has been calculated and applied to the equity contributions to EDI prior to the reverse merger to retroactively restate the exchange ratio.

				Balance
No.	Line item	Balance	Restatement	Restated

1.	Sale of common stock for cash, December 7,
	2004 (inception)
	-Number of Shares	50,000,000	13,591,912	36,408,088
	-Par Value	46,833	12,731	34,102

2	Increase in subscribed capital
	-Number of Shares	-	13,591,912	13,591,912
	-Par Value	-	12,731	12,731

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

15.	RESTATEMENTS (continued)

The financial statements for the year ended December 31, 2005 filed as an Exhibit to Form 8K on May 2, 2006 have been restated following a review by the United States Securities and Exchange Commission. All headings were revised to reflect the exact periods covered and currency and date notations were changed from European to U.S. standards. Information required to be disclosed by development stage companies was added to comply with SFAS 7, “Accounting and Reporting by Development Stage Enterprises.” Restatements concerning individual line items of the balance sheet, statement of operations, statement of cash flows and statement of stockholders’ equity (deficiency) are summarized below:

Balance Sheet

1.

Staff Accounting Bulletin (“SAB”) Topic 4.E, “Receivables from Sale of Stock,” requires receivables arising from transactions involving capital stock to be treated as a deduction from shareholders’ equity (deficiency). The outstanding payment into additional paid-in capital was formerly treated as a receivable and restated accordingly (see 3., below).

2.	The restatement of the line item, subscribed capital, is due to the changed treatment of currency translation differences (see 5., below).

3.	The restatement of the line item, additional paid-in capital, is due to the revised treatment of outstanding payments (see 1., above) and currency translation differences (see 5., below).

4.

The line item titled “balance sheet loss” was changed to “deficit accumulated during the development stage”. The restated balance is due to the different treatment of currency translation differences (see 5., below).

5.

SFAS 52, “Foreign Currency Translation,” and SFAS 130. “Reporting Comprehensive Income,” require that currency translation adjustments be reported as “other comprehensive income” and reported separately from other components of shareholders’ equity (deficiency), as opposed to the inclusion of currency translation effects in other items of shareholders’ equity (deficiency). The respective line items were revised accordingly (see 2., 3., 4., above) and currency adjustments accumulated and shown separately as “other comprehensive income”.

6.

The restatement of the line item, deferred taxes, is due to the recording of a valuation allowance, as it is the opinion of management that it is more likely than not, that the deferred tax assets will not be realized.

				Balance
No.	Line item	Balance	Restatement	Restated
1.	Amounts owed by shareholders	403,328	(197,385)	205,943
2.	Subscribed Capital	42,338	4,495	46,833
3.	Additional paid-in capital	1,457,428	29,322	1,486,750
	Payments outstanding	-	(201,942)	(201,942)
4.	Deficit accumulated during the development stage	(490,779)	(366,707)	(857,486)
5.	Other comprehensive income	-	11,368	11,368
6.	Deferred tax asset	326,078	(326,078)	-

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

15.	RESTATEMENTS (continued)

Statement of Operations

7./8.	The line item, effect of exchange rate changes, concerns actual exchange rate gains, which were not due to the conversion of the financial statements from Euros to U.S. dollars. In order not to confuse these gains with the foreign currency adjustments reflected in the line item, other comprehensive income (see 5., above), this line item was removed and is now included in the line item, other income.

9.	Deferred tax assets exclusively involve tax advantages from the use of losses carried forward. A valuation allowance is booked because of uncertainties concerning the recoverability of the tax advantages.

				Balance
No.	Line item	Balance	Restatement	Restated

7.	Other income	6,106	248	6,354
8.	Effect of exchange rate changes	248	(248)	-
9.	Income taxes	339,826	(339,826)	-

Statement of Cash Flows

The presentation of the Statement of Cash Flows was changed from thousands of dollars to whole dollars. The restatements in the balance sheet (see 1. to 6., above) and Statement of Income (see 6. and 7., above) lead to corresponding adjustments in the Statement of Cash Flows.

10./11.

Disbursements of loans to shareholders were formerly shown as line item, payments to shareholders, in the financing section. Since these payments do not affect equity, this line item was removed all together and the line item, disbursements for loans made by the enterprise, was introduced in the investing section, in order for the Statement of Cash Flows to be in compliance with the guidance in SFAS 95, “Statement of Cash Flows,” paragraph 17(a). The difference between the two balances arises from the different treatment of currency translation effects (see 5., above).

				Balance
No.	Line item	Balance	Restatement	Restated

10.	Disbursements for loans made by the enterprise	-	(205,943)	(205,943)
11.	Payments to shareholders	(199)	199	-

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

16.	RESTATEMENTS (continued)

Statement of Stockholders’ Equity (Deficiency)

The restatements in the Balance Sheet (see 1. to 5., above) and Statement of Operations (see 6. and 7., above) affect the Statement of Stockholders’ Equity (Deficiency) as follows:

				Balance
No.	Line item	Balance	Restatement	Restated

12.	Net Loss (2004)	(4,399)	(2,417)	(6,816)
13.	Other comprehensive income (loss) (2004)	-	(229)	(229)
14.	Net Loss (2005)	(511,092)	(339,578)	(850,670)
15.	Additional paid-in capital	1,457,428	(172,620)	1,284,808
16.	Other comprehensive income (loss) (2005)	20,217	(8,620)	11,597

EXPLORATION DRILLING INTERNATIONAL INC.
(formerly Invision Capital, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2006

16.	RECLASSIFICATIONS

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation. The balance sheet reclassifications have been summarized below:

1./2.	The Company reclassified a receivable from a consultant from line item, Amounts owed by Shareholders, to line item, Other Receivables.

1./3.

The Company reclassified a loan granted to an officer and director of the Company and a managing director of EDI from Total Short-term Liabilities and Provisions to Loans Receivable. The Company reclassified a receivable from a consultant to Other Receivables.

3.

The Company reclassified a loan granted from an individual related to an officer and director the Company and a managing director of EDI from Total Short-term Liabilities and Provisions to Loans Payable –Current.

3.	The Company reclassified a loan granted from an officer and director of the Company and a managing director of EDI from Total Short-term Liabilities and Provisions to Loans Payable

3.

The Company reclassified a loan granted from an individual related to an officer and director the Company and a managing director of EDI from Total Short-term Liabilities and Provisions to Loans Payable

		Balance		Balance
No.	Account	Restated	Reclassification	Reclassified

1.	Other Assets and Prepaid Expenses	81,507
			63,657
	Other Receivables			145,164
2.	Amounts owed by Shareholders	205,943
			(28,082)
	Loans Receivable			177,861
3.	Total Short-term Liabilities & Provisions
	(92,714 + 40,917)	133,631
			(35,575)
	-Accounts Payable & Accrued			(110,386)
	-Loan Payable –Current			(6,124)
	-Loans Payable			(52,696)

PART III

ITEM 13. EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital.(3)
3.3	Certificate of Amendment to Articles of Incorporation – name change to Exploration Drilling International Inc.(9)
3.4	Amended and Restated Bylaws.(8)
4.1	Specimen Common Stock Certificate.(1)
10.1	Option Purchase and Royalty Agreement.(1)
10.2	Amendment to Option Purchase and Royalty Agreement.(2)
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

4

Exhibit
Number	Description of Exhibit

10.16

Loan Agreement for EUR 75,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated December 19, 2006 (translated from German to English).(10)

10.17

Loan Agreement for EUR 2,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated December 29, 2006 (translated from German to English).(10)

10.18

Loan Agreement for EUR 1,000 with interest at a rate of 6% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated December 29, 2006 (translated from German to English).(10)

10.19

Loan Agreement for EUR 36,000 without interest between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated June 8, 2005 (translated from German to English).(10)

10.20

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), providing for interest at a rate of 6% per annum, dated July 1, 2006 (translated from German to English).(10)

10.21

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending due date to December 31, 2007, dated April 22, 2007 (translated from German to English).(10)

10.22

Loan Agreement for EUR 50,000 without interest between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated May 4, 2006 (translated from German to English).(10)

10.23

Addendum to Loan Agreement dated May 4, 2006 between Guenter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated July 1, 2006 (translated from German to English).(10)

10.24

Loan Agreement for EUR 8,000 with interest at 7% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), providing for interest at a rate of 6% per annum dated December 13, 2004 (translated from German to English).(10)

10.25

Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated May 30, 2005 (translated from German to English).(10)

10.26

Addendum to Loan Agreement dated May 30, 2005 between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending due date to December 31, 2007, dated December 26, 2006 (translated from German to English).(10)

10.27

Loan Agreement for EUR 12,000 with interest at 5% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated September 20, 2006 (translated from German to English).(10)

10.28

Addendum to Addendum to Loan Agreement dated September 20, 2006 between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending due date to March 22, 2007, dated December 18, 2006 (translated from German to English).(10)

10.29

Loan Agreement for EUR 90,000 with interest at 6% per annum between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated March 2, 2006 (translated from German to English).(10)

10.30

Addendum to Loan Agreement Dated March 2, 2006 between DTB Patente GmbH) as the lender) and EDI Exploration Drilling International GmbH (as the borrower), extending the due date to September 30, 2007, dated January 4, 2007 (translated from German to English).(10)

10.31	Loan Agreement for EUR 11,600 with interest at 5% per annum between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated October 28, 2006 (translated from German to English).(10)

5

Exhibit
Number	Description of Exhibit

10.32	Loan Agreement for EUR 21,000 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated January 19, 2007 (translated from German to English).(10)
10.33	Loan Agreement for EUR 39,160 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 23, 2007 (translated from German to English).(10)
10.34	Loan Agreement for EUR 1,800 with interest at 5% per annum between EDI Exploration Drilling International Holding GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 23, 2007 (translated from German to English).(10)
10.35	Loan Agreement for EUR 57,500 with interest at 5% per annum between DTB Patente GmbH (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated January 28, 2007 (translated from German to English).(10)
10.36	Loan Agreement for EUR 10,000, with interest at 6% per annum between Dieter Thiemann (as the lender) and EDI Exploration Drilling International GmbH (as the borrower) dated February 2, 2007 (translated from German to English).(10)
10.37	Loan Agreement for EUR 23,000 with interest at 7% per annum between Albert and Margareta Meyer (as the lenders) and EDI Exploration Drilling International GmbH (as the borrower) dated July 6, 2006 (translated from German to English).(10)
14.1	Code of Ethics.(10)
21.1	List of Subsidiaries.(10)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2006.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2006.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 28, 2006.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2006.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on May 17, 2007.

6

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORATION DRILLING INTERNATIONAL INC.

Date:	April 11, 2008	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
Chief Executive Officer and President
(Principal Executive Officer )

Date:	April 11, 2008	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Date:	April 11, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 11, 2008	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
Chief Executive Officer and President
(Principal Executive Officer )
Director

Date:	April 11, 2008	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer and Treasurer
(Principal Accounting Officer)
Director

Date:	April 11, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary