Form 10-K
period 2007-12-31
EXPLORATION DRILLING INTERNATIONAL INC.
filed 2008-04-15
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-50459

EXPLORATION DRILLING INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0396733
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Mendelstrasse 11, Technologiehof
D-48149, Muenster, Germany
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	49-251-980-2030

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,692,828 based on a price of $0.45, being the average bid and asked price for the registrant’s common stock as quoted on the OTC Bulletin Board on June 29, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 8, 2008, the registrant had 115,952,011 shares of common stock outstanding.

EXPLORATION DRILLING INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under Item 1A. “Risk Factors” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “EDI USA,” and the “Company” mean Exploration Drilling International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.                BUSINESS.

CORPORATE BACKGROUND

We were incorporated in the State of Nevada on January 24, 2003. On March 22, 2006, we completed a 5-for-1 stock split of our common stock. As a result of the stock split, our authorized capital was increased from 200,000,000 shares of common stock, with par value of $0.001 per share, to 1,000,000,000 shares of common stock, with par value of $0.001 per share.

Through our wholly owned subsidiary, EDI Exploration Drilling International GmbH (“EDI Germany”), we are in the business of providing well drilling, well construction and well maintenance services using certain proprietary technologies developed by EDI Germany. Currently we are seeking to earn revenues from the provision of those services and from the leasing of equipment based on our technologies and provided in connection with those services. In the future, we may explore licensing opportunities for our technologies.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant developments since our last completed fiscal quarter ended September 30, 2007:

1.

On October 15, 2007, our Board of Directors approved a private placement offering of up to 3,250,000 units (the “Units”) at a price of EUR 0.20 per Unit to non-U.S. Persons as contemplated under Regulation S promulgated under the United States Securities Act of 1933 (the “Securities Act”). Each Unit consisted of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.35 US for a period of two years from the date of issuance. On November 12, 2007, we completed the private placement and issued 3,250,000 Units for total proceeds of EUR 650,000 to two corporate investors. Each investor represented that it was not a U.S. person as defined in Regulation S of the Securities Act, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

2.

On February 13, 2008, we entered into a consulting agreement with Mr. Jesko Beck whereby Mr. Beck has agreed to provide us with investor relations services for a one year period, ending on February 28, 2009. In consideration for Mr. Beck’s services, we issued Mr. Beck 250,000 shares of our common stock and share purchase warrants entitling Mr. Beck to purchase an additional 250,000 shares of our common stock at a price of $0.25 per share, expiring on February 28, 2009. Mr. Beck represented that he was not a U.S. person as defined in Regulation S of the Securities Act, and provided representations indicating that he is acquiring our securities for investment purposes only and not with a view towards distribution.

3.

On February 27, 2008, we completed a private placement to one investor of 3,000,000 units at a price of $0.27 per unit for total proceeds of $810,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.34 per share for a period ending February 26, 2009. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. The investor represented that he was not a U.S. person as defined in Regulation S of the Securities Act, and has provided representations indicating that he was acquiring our securities for investment purposes only and not with a view towards distribution.

4.

On March 14, 2008, we completed a private placement to one investor of 384,615 units at a price of EUR 0.13 per unit for total proceeds of EUR 50,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of EUR 0.17 per share for a period ending March 11, 2009. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. The investor represented that he was not a U.S. person as defined in Regulation S of the Securities Act, and has provided representations indicating that he was acquiring our securities for investment purposes only and not with a view towards distribution.

5.

In March, 2008, EDI Germany established a joint venture company in Turkey called EDI Sondaj Insaat Makine Sanayi Ticaret Anonim Sirketi (“EDI Turkey”). EDI Germany owns a 25% interest in EDI Turkey. Dirk Beisemann, a consultant to EDI Germany, will also own a 25% interest in EDI Turkey, with Turkish nationals Mehmet Kurtbay, Serdar Kaya and Omer Faruk each owning 25%, 13% and 12%, respectively. Mr. Kurtbay will act as CEO of EDI Turkey. EDI Turkey will be utilized by the parties to seek out business opportunities in Turkey for EDI’s proprietary technologies.

6.

On March 28, 2008, EDI Germany entered into a Technology License Agreement (the “EDI Turkey License Agreement”) with EDI Turkey whereby EDI Germany granted a license to EDI Turkey for the exclusive use of its proprietary technologies, known as the EDI Fluid Finder, EDI Medium Changer, EDI Water Save and EDI Suspension, in Turkey for a period of two years. In consideration of this license grant, EDI Turkey agreed to pay EDI Germany $50,000 within two years of entering into the EDI Turkey License Agreement, with minimum installment payments of $2,000 per month. The EDI Turkey License Agreement calls for additional payments equal to 10% of net profits, if any, from any drilling projects undertaken by EDI Turkey. If EDI Turkey fails to secure any drilling projects utilizing EDI Germany’s technologies within one year after the date the agreement was executed, its license rights will become non-exclusive.

WELL DRILLING, CONSTRUCTION, MANGEMENT AND MONITORING SERVICES

Currently, our business model revolves around the provision of exploratory drilling, well construction, water management, and groundwater monitoring services using our proprietary technologies. In addition to these services, we believe that our technologies may be adaptable for use in the areas of geothermal power and coal mining.

Our business strategy is to act as a technology and service provider by working with existing drilling companies and industry representatives located in the specific geographic markets targeted by our management through strategic alliances, joint ventures and licensing arrangements. While local service providers conduct the actual drilling, we provide our specially designed hardware, together with training, knowledge and expertise, to our strategic partner or licensees. Once a specific drilling project has been secured, we send a team of our own experts, together with our specially manufactured equipment, to the specific drilling sites to work with local service providers. Once there, our experts work with the local team in supervising and directing the overall project, including the proper use of our equipment.

Drilling Projects in Africa

In 2007 we conducted a number of drilling projects in Namibia through our wholly owned subsidiary, EDI Southern Africa (Pty.) Ltd. (“EDI Southern Africa”). The projects, originally secured through a memorandum of understanding (the “Namibian MOU”) with Pamue Investment Company (Pty.) Ltd. and August 26 Holding Company (Pty.) Ltd., was originally for the drilling of four exploratory water wells.

In February, 2007, we successfully constructed the first water well on a farm in Namibia. In the borehole, our engineers located four successive water horizons at depths of 110, 146, 176 and 200 meters. Samples were taken at each water horizon. Whereas the first three samples yielded no useful quantities of water, the fourth and final sample produced a slightly saline resource. Although this resource was not useful for drinking water purposes, it was usable for agricultural purposes. As a result, a well was constructed at this depth. Had traditional drilling methods been used, it would have been necessary to drill four separate boreholes before the appropriate water horizon had been found, increasing the overall costs considerably. The Namibian Ministry of Agriculture, Water and Forestry, who had commissioned this project, was impressed by the cost benefits exhibited during the completion of this project. As a result, the Ministry commissioned us and a local drilling company to work together on three additional drilling projects. These projects involved exploratory boreholes, drilled for the purpose of geological analysis. Drilling on these projects was commenced in February, 2007 and completed in May 2007. As a result of the successful completion of these projects, we secured an additional six drilling projects in Namibia. After the completion of four drilling projects, our management reassigned our drilling team to the Coca Cola Pakistan project. We may send our drilling team back to Namibia in the future, however there are no assurances that we will do so. We did not earn revenue from the drilling projects conducted in Namibia as they were conducted to demonstrate our drilling technologies and processes.

Drilling Projects in Southern Asia

In 2006, we conducted two sample drilling operations in India. These drilling operations were conducted as demonstrations of our technologies and methods and were completed by us at no charge. We have not yet secured any drilling contracts in India; however, we are continuing to explore business opportunities in that country.

We have secured a drilling contract from Coca-Cola Pakistan to drill a total of four water exploration holes. The purpose of the drilling project is to obtain and analyze water samples from two locations around Karachi that will be used to assist Coca-Cola Pakistan in deciding where to locate a large-scale bottling facility. Drilling was originally scheduled to begin in the Fall of 2007, but was delayed by Coca Cola Pakistan due to their ongoing negotiations with third parties regarding land ownership issues. The first drilling project is now scheduled to begin in May, 2008, and is expected to consist of surveying existing ground water sources and evaluating their quality, quantity and sustainability for beverage production. Four test boreholes will be drilled in two different locations and analyzed locally. The project will be centrally controlled and coordinated by Coca-Cola International, based in Istanbul, Turkey. However, due to the current political instability in Pakistan, these projects could be again delayed, or be abandoned altogether if the political environment worsens.

Turkey

In March, 2008, our wholly owned subsidiary, EDI Germany established a joint venture in Turkey by forming EDI Turkey. EDI Germany owns a 25% interest in EDI Turkey. Dirk Beisemann, a consultant to EDI Germany, will also own a 25% interest in EDI Turkey, with Turkish nationals Mehmet Kurtbay, Serdar Kaya and Omer Faruk each owning 25%, 13% and 12%, respectively. Mr. Kurtbay will act as CEO of EDI Turkey. EDI Turkey will be utilized by the parties to seek out business opportunities in Turkey for EDI’s proprietary technologies.

Effective March 28, 2008, EDI Germany entered into a Technology License Agreement (the “EDI Turkey License Agreement”) with EDI Turkey whereby EDI Germany granted a license for two years to EDI Turkey for the exclusive use of its proprietary technologies, known as the EDI Fluid Finder, Medium Saver, Water Save and Suspension, in Turkey for a period of two years. In consideration of this license grant, EDI Turkey agreed to pay EDI Germany $50,000 within two years of entering into the agreement, with minimum installment payments of $2,000 per month. The EDI Turkey License Agreement calls for additional payments equal to 10% of net profits, if any, from any drilling projects undertaken by EDI Turkey. If EDI Turkey fails to secure any drilling projects using EDI Germany’s technologies within one year after the agreement was executed, its license rights will become non-exclusive.

Currently, our primary objective is to establish market acceptance and market penetration for our technologies. As a result, our primary objective in performing the projects described above is to demonstrate that our technologies are effective and cost efficient. Although we hope to earn revenue from these projects, there is a substantial possibility that these projects will operate at a loss.

In addition to the above projects, we plan to target markets in Germany, Southern Europe and the Middle East. We have already established contacts in Saudi Arabia, Bahrain and Germany and, through these contacts, we are seeking to secure drilling projects that will allow us to use and demonstrate our technologies.

TECHNOLOGIES: THE EDI FLUID FINDER, MEDIUM CHANGER, WATER SAVE AND SUSPENSION

Our core technology is the EDI Fluid Finder, which enables us to locate and drill water wells in a more efficient, economical and ecologically sound manner than traditional methods. In addition to the EDI Fluid Finder technology, we have also developed the EDI Medium Changer, EDI Water Save and EDI Suspension technologies; however these technologies are not yet commercially usable. Due to our limited fiscal resources, we have decided to focus our business efforts around the use of our EDI Fluid Finder technology as the development of this technology is at a stage where we believe it to be immediately usable for commercial purposes, and it is the technology for which we have received the greatest amount of interest.

The EDI Fluid Finder

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

Our proprietary technology resolves this difficulty by allowing samples to be taken at different aquifer levels during the drilling process within the same drill hole.

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

The EDI Fluid Finder can be adjusted to fit a number of drill diameters (with a minimum diameter of 65 mm or 2.56 inches) and can be used to drill to depths of up to 500 meters or 547 yards.

The EDI Medium Changer

During the sampling process, the drill pipe is filled with the sample fluid and flowed to the surface for testing. Once a sample has been tested and a decision has been made to resume drilling, the sample fluid must be pumped out of the drill pipe and drilling mud must be returned to the drill pipe and the annular space so that the drilling process can be resumed. The EDI Medium Changer is a proprietary process that is designed to accomplish this task. Pumping the drilling mud directly down through the drill pipe into the annular space along with the sample fluid without a medium changing process would destroy the drill hole.

The EDI Medium Changer is designed for installation into the drill string via the EDI Fluid Finder and possesses a special filter section. In order to change the medium in the well hole, drilling mud is pumped into the annular space in measured quantities and pressure. During this process, valves on the EDI Medium Changer are opened by the pressure created and the drilling mud flows through the filter section of the EDI Medium Changer into the drill string, displacing the fluid placed there by the sampling process. Using this process, the sample fluid within the drill string is displaced by the drilling mud. Once the sample fluid has been completely displaced by the drilling mud, drilling can be resumed.

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

The EDI Water Save

The EDI Water Save is a proprietary process for establishing water wells once the drilling process has been completed. The EDI Water Save process is designed to create a more stable water well and to extend the life of the well up to 20 years.

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

All that would be required is regular maintenance on the well machinery in order to prevent the build up of minerals within the filter units. Without regular maintenance, the build up of these minerals can, over time, interfere with the water flow rate of the well. However, the EDI Water Save would include the installation of maintenance materials during the well construction period, meaning that well maintenance could be conducted at a later date in a quick and cost effective manner.

The EDI Suspension

The EDI Suspension consists of a mixture of natural products which individually correspond to German Industrial Standards (“DIN”) and are approved for use in the operation and drilling of water wells. The individual components of the EDI Suspension would be mixed to particular proportions and concentrations depending upon the existing geology of the location of the well hole and the depth of the well hole. The EDI Suspension would then be injected into the annular space of the drill hole, where it would infiltrate the pores, crevices, fissures and cavities of the rock mass. The EDI Suspension would thus interlock with the rock mass and, at the same time, enclose the outer wall of the well tube. The EDI Suspension is designed to be used to fill up the entire annular space in the well hole above the fluid extraction section at the bottom of the well. After approximately 24 hours has passed, the EDI Suspension would form a permanently elastic and fixed mass substance. This way the EDI Suspension would create a barrier to higher aquifer and water horizon levels that were penetrated during the drilling phase, preventing contamination of the lower water horizon that is being used by the well. Geologically and hydrologically, this would return the rock mass to its original state, potentially extending the life of the well to up to 20 years.

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

In December, 2006, we commissioned the Fraunhofer Institute for Environmental, Safety and Energy Technology UMSICHT (“Fraunhofer UMSICHT”), to conduct an independent market study on the global market potential for drilling and well construction technologies. Fraunhofer UMSICHT is a division of Fraunhofer Gesellschaft, a German research organization that provides applied research services to public institutions, governments and private industry. Fraunhofer Gesellschaft is Europe’s leading applied research organization and is funded by the German federal and state governments, as well as by private industry.

The study predicted that that, in order to meet the world’s drinking water needs by the year 2025 through the exploitation of ground water resources, 8 million new water wells would need to be constructed worldwide. The same study also indicated that, in 2003, water technology exports from Europe to Latin America, Asia and the Middle East reached 10.3 billion Euros (approximately $13.6 billion US). Approximately 2% of these exports, totaling 228.2 million Euros (approximately $301.2 million US), were made up of drilling equipment exports.

ALTERNATIVE USES FOR OUR TECHNOLOGIES: GEOTHERMAL POWER AND MINING

Currently, our technologies are being used by us primarily in connection with locating, establishing and maintaining water wells. However, we believe that our technologies may be adaptable for use in geothermal energy production, as well as coal mining.

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

In March 2008, we conducted a geothermal drilling project for a planned construction project in Southern Germany in which houses and apartment buildings are to be supplied with geothermal energy. No significant adaptations were required to our existing technologies for this project. The purpose of this drilling project was to obtain information and measurements of the geological subsoil and the thermal gradients of the area in order to determine whether the planned housing project could be sustained with geothermal energy. EDI Germany was responsible for the hydrology of the project and for all boring work and analysis. Since water was not acceptable to the client as a source of geothermal energy, EDI Germany recommended that geothermal probes be used instead.

Following the completion of this project, EDI Germany received numerous inquiries regarding the use of our drilling technologies to exploit near surface geothermal resources. Although no contracts have been signed, we now intend to offer one-stop services for the planning and execution of near-surface geothermal projects. This would include identification of thermal energy requirements, installation planning, measuring geothermal gradients of the subsoil, and the possible exploitation of groundwater and thermal water resources.

Coal Mining

Underground water conduits can pose an unexpected obstacle and hazard to coal mining operations. Using our technologies, boreholes can be drilled in an efficient and cost-effective manner to locate these water conduits ahead of time.

COMPETITION

We compete directly with traditional well drilling contractors. The market for well drilling contractors and equipment providers is mature and well established. The market is currently dominated by a number of different companies, some of whom are globally active with worldwide infrastructures. These companies are able to take on any drilling project at short notice regardless of where the project may be located. In addition, there are a large number of small, local contractors who are also active within the industry. We are also aware of a technology similar to our EDI Medium Changer technology that is designed for use in oil and gas drilling, which we believe to be closer to commercial feasibility.

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

SUPPLIERS

We rely upon outside consultants to manufacture our products. We currently work closely with Jungblut Maschinenbau GmbH, an engineering and machining company located in Dorsten, Germany. This company assists us in machining our drilling equipment and installations and works closely with our own experts to make improvements to our technologies.

INTELLECTUAL PROPERTY RIGHTS

During 2007, we filed two patent applications under the Patent Cooperation Treaty for our EDI Fluid Finder Technology. In March and April of 2008, we received notice that these inventions were patentable.

In 2005 and 2006, we filed for patent protection for our EDI Medium Changer and EDI Water Save technologies with various regional and national patent organizations. In some of these regions, patents or other similar rights were granted, while in others they are still in the application process. However, our management has made a business decision to focus our available financial and other resources on the development and marketing of the EDI Fluid Finder technology. As a result, we have elected not to pay the required maintenance or other fees associated with maintaining these patents and/or patent applications. As a result, we expect these patents and/or patent applications to expire when the applicable fees become due. Once these patents and/or patent applications expire, competitors could use the information contained in those patents or patent applications to copy those technologies. However, we feel that there is little commercial value to be gained from copying those technologies. A determination has not been made at this time with respect to the patents and patent applications related to our EDI Suspension technology.

The granting of patent and/or utility model rights by the applicable patent offices enables us to prevent competitors from making, using, selling, offering for sale, or importing products incorporating the patented technologies for a limited period of time within that country or within the member states of the applicable patent treaty. Generally speaking, the granting of a patent by the applicable patent authorities will extend these protections for a period of 20 years from the date the application was filed. Austrian utility models, which provide protections essentially identical to those given under a patent, only with less rigorous application procedures, have a duration of 10 years from the date the application is filed.

There are no assurances that our pending patent applications will be successful. If we are not able to obtain patent protection for any of our technologies, we will need to protect those technologies by maintaining the secrecy of our technologies, products and processes.

We have also registered, and applied to register, trademarks in the U.S., Germany and a number of other countries for “EDI,” and “EDIPower.”

RESEARCH AND DEVELOPMENT EXPENDITURES

In fiscal 2007, we did not make any significant research and development expenditures in fiscal 2006. We had no revenues and no customers during this period. As such, the costs of such research and development were not directly borne by any customers.

EMPLOYEES

Other than our executive officers, we do not have any employees as of the date of this Annual Report. EDI Germany currently has four full-time employees. In addition, EDI Germany has retained the services of four additional persons as independent consultants who provide their services on a part-time basis. We conduct business largely through consultants and by cooperating with local service providers.

ITEM 1A.              RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of EUR 1,000,000 (approximately $1,471,887) in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

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

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary processes and technology from competitors. A number of international patent applications have been filed with respect to our technologies. We were granted patents or similar rights with respect to our EDI Medium Changer, EDI Water Save and EDI Suspension technologies in some of the jurisdictions in which we filed applications, while applications in other jurisdictions were still pending. In early 2008, in order to focus our business resources, our management decided to abandon our patents and/or patent applications for the EDI Medium Changer and EDI Water Save technologies. As a result, interested competitors could copy those technologies. Our management has not yet made a determination with respect to the patents and/or patent applications filed for our EDI Suspension technology; however our management could decide to abandon those patents and/or applications as well.

Patent applications have been filed with respect to our EDI Fluid Finder Technology. However, if we are not able to obtain patents for this technology, we will only be able to protect our products and technological processes by maintaining the secrecy of those products and processes.

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

Dependence On Key Suppliers

The majority of our drilling equipment is machined by a single supplier located in Dorsten, Germany, close to our offices in Muenster, Germany. This supplier assists us in machining our drilling equipment and installations and works closely with our own experts to make improvements to our technologies. The loss of this supplier could be damaging to our business. Although we believe that we would be able to use the services of other machining companies, switching machining companies could cause delays as we would be required to educate the new supplier on our needs and requirements. In addition a new supplier may be less conveniently located than our current supplier, which could increase travel time and shipping costs.

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

ITEM 2.                PROPERTIES.

We do not own any real property or any rights to acquire any real property.

We rent office space at Mendelstrasse 11, Technologiehof, D-48149, Muenster, Germany. This office space has an area of approximately 450 square feet, and is rented at a cost of EUR 862 ($1,269) per month, on a month to month basis.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are pending.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	2007		2006
	High	Low	High	Low
First Quarter ended March 31	$ 0.73	$ 0.30	$ 0.30	$ 0.05
Second Quarter ended June 30	$ 0.42	$ 0.30	$ 1.55	$ 0.50
Third Quarter ended September 30	$ 0.68	$ 0.20	$ 1.35	$ 0.64
Fourth Quarter ended December 31	$ 0.51	$ 0.25	$ 1.11	$ 0.55

The above quotations have been adjusted to reflect our 5-for-1 stock split, effective March 22, 2006. The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders Of Our Common Stock

Our authorized capital consists of 1,000,000,000 shares of common stock, with a par value of $0.001 per share. As of April 8, 2008, there were 115,952,011 shares of our common stock issued and outstanding to 35 registered holders of record. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales Of Unregistered Securities

All unregistered sales of our equity securities made during the fiscal year ended December 31, 2007 have been previously reported in our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K filed during the year.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

During the next twelve months, we will continue to seek to gain market penetration for our products and processes within the drilling industry. In order to do so, we will seek to use our business contacts and will obtain the assistance of business consultants with local and international connections. Over the next year, we will focus on developing relationships and contacts in Germany, the Middle East and Southeastern Europe, Asia and Southern Africa.

(a)

Germany: The water supply market, and the corresponding market for well drilling projects, is fragmented by nature and will require us to establish contacts with a number of regional water suppliers, and, in certain cases, with private utility companies. Through the business contacts of our management, we have begun to establish open dialogues with private and public water supply companies in an effort to promote our products. We are currently participating in two public invitations to submit tender offers for water supply contracts. We will also continue our attempts to develop a market for technologies for use in geothermal energy projects. If necessary, we may seek to enter into cooperation agreements with academic institutions to adapt and develop our technologies to geothermal energy processes.

In March 2008, we conducted a geothermal drilling project for a planned construction project in Southern German. No significant adaptations were required to our existing technologies for this project. Following the completion of this project, EDI Germany received numerous inquiries regarding the use of our drilling technologies to exploit near surface geothermal resources. Although no contracts have been signed, we now intend to offer one-stop services for the planning and execution of near-surface geothermal projects. This would include identification of thermal energy requirements, installation planning, measuring geothermal gradients of the subsoil, and the possible exploitation of groundwater and thermal water resources.

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

(d)

Africa: The West African Country of Namibia has one of the most arid climates in the world. 83% of the rainfall experienced in Namibia evaporates soon after it falls. In Namibia, there are currently 150,000 water wells in operation; however, 75% of these do not pump drinking quality water. Supplying drinking water for household consumption has become an important goal for the Government of Namibia. As a result of the drilling project we completed in February, 2007, the Namibian Ministry of Agriculture, Water and Forestry commissioned us and a local drilling company to work together on three additional drilling projects. These projects involved exploratory boreholes, drilled for the purpose of geological analysis. Drilling on these projects was commenced at the end of February, 2007 and completed in May, 2007. As a result of the successful completion of these projects, we secured an additional six drilling projects in Namibia. After the completion of four drilling projects, our management reassigned our drilling team to the Coca Cola Pakistan project. We may send our drilling team back to Namibia in 2008; however, there are no assurances that we will do so.

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

We have secured a drilling contract from Coca-Cola Pakistan to drill a total of four water exploration holes. The purpose of the drilling project is to obtain and analyze water samples from two locations around Karachi that will be used to assist Coca-Cola Pakistan in deciding where to locate a large-scale bottling facility. Drilling was originally scheduled to begin in the Fall of 2007, but was delayed by Coca Cola Pakistan due to their ongoing negotiations with third parties regarding land ownership issues. The first drilling project is now scheduled to begin in May, 2008, and is expected to consist of surveying existing ground water sources and evaluating their quality, quantity and sustainability for beverage production. Four test boreholes will be drilled in two different locations and analyzed locally. The project will be centrally controlled and coordinated by Coca-Cola International, based in Istanbul, Turkey. However, due to the current political instability in Pakistan, these projects could be again delayed, or be abandoned altogether if the political environment worsens.

(f)

Turkey: In Turkey’s largest city, the water supply infrastructure is currently inadequate to sustain the growth of its population. In March, 2008, our wholly owned subsidiary, EDI Germany formed EDI Turkey, a joint venture company, with influential members of Turkey’s drilling and water supply industries. EDI Germany owns a 25% interest in EDI Turkey. EDI Turkey will seek out business opportunities in Turkey for EDI’s proprietary technologies.

In addition, we will also explore opportunities for our products and services in other international markets, focusing primarily on countries where there is an established need for water well drilling technologies and services.

We anticipate that we will require approximately EUR 1,000,000 (approximately $1,471,887) to complete our plan of operation over the next twelve months. The majority of this amount will be spent on financing our business operations, marketing presentations, product demonstrations, and legal and other consulting fees associated with establishing our presence in international markets. In addition, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees we expect to incur in meeting ongoing reporting obligations under United States securities laws.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of EDI Germany in April, 2006, was accounted for as a reverse acquisition and EDI Germany was treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of EDI Germany and not EDI USA (formerly, Invision Capital, Inc.). The operations of EDI USA are included in the consolidated statement of operations from the effective date of the acquisition, April 26, 2006.

Summary of Year End Results
	Year Ended December 31

	2007	2006	Percentage
			Increase / (Decrease)
Revenue	$ Nil	$ Nil	N/A
Expenses	(4,651,696)	(4,055,801)	14.7%
Net Loss Before Other Items	$(4,651,696)	$(4,055,801)	14.7%

Revenues

We did not earn any revenues during the fiscal year ended December 31, 2007. We are scheduled to begin working on drilling projects in Pakistan, and hope to earn revenue from the work performed on those projects. However, our objectives in performing these contracts are demonstrating the efficacy of our technologies and processes and obtaining market penetration. As a result, there is a substantial possibility that these projects will be operated at a loss.

As we are still in the process of establishing ourselves in the marketplace, even if we are successful in earning revenues, those revenues are likely to be subject to significant fluctuations and will be difficult to reliably predict.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended December 31

	2007	2006	Percentage
			Increase / (Decrease)
Amortization	$67,596	$64,381	5.0%
Management Fees	411,649	493,834	(16.6)%
Professional Fees	1,062,409	717,139	48.1%
Selling, General and Administrative	991,380	1,207,386	(17.9)%
Stock Compensation Expense	2,110,772	1,570,472	34.4%
Foreign Currency Loss	7,890	2,589	204.8%
Total	$4,651,696	$4,055,801	14.7%

Management Fees

Management fees paid during the period are comprised of amounts paid or earned by our officers and directors and the executive officers of EDI Germany during the year ended December 31, 2007. See Part III, Item 11. “Executive Compensation” for a summary of the compensation paid to our officers and directors during fiscal 2007. Management fees paid during fiscal 2007 decreased from amounts paid during fiscal 2006. This is primarily due to the fact that Mr. Rotthauser and Mr. Thiemann agreed to reduce their management fees to EUR 10,000 per month from October, 2006 through to December 31, 2007.

Professional Fees

Professional fees for the years ended December 31, 2007 and 2006 consisted of the following:

	Year Ended December 31

	2007	2006	Percentage
			Increase / (Decrease)
Accounting and Tax Fees	$100,520	$118,263	15.0%
Consulting Fees	824,677	281,295	193.2%
Legal Fees	137,212	317,581	(56.8)%
Total	$1,062,409	$717,139	48.1%

Accounting and tax fees are comprised of amounts paid to independent auditors, accountants and tax consultants for the preparation and audit of our financial statements and for general tax advice.

Legal fees include amounts paid in connection with filing and prosecuting patent applications for our technologies, completing the acquisition of EDI Germany, meeting our reporting obligations under the Exchange Act and for general legal services related to the operation of our business. The legal fees we incurred during 2007 were significantly less than the legal fees we incurred during 2006. Additional legal fees incurred during 2006 were primarily related to legal services provided in connection with the completion of our acquisition of EDI Germany and with the filing and prosecution of several patent applications in 2006.

Consulting fees include amounts paid to outside consultants for services provided in connection with preparing marketing and promotional materials, developing international business contacts and business opportunities and improving our technologies. During 2007, we recorded professional fees of $720,000 for certain market development services provided by Mr. Dirk Beisemann. As payment for the services provided by Mr. Beisemann, we issued to him 3,000,000 units at a price per share of $0.24 per unit. The units consisted of one share of our common stock and one share purchase warrant entitling him to purchase one additional share of our common stock at a price of $0.30 per share, for a period of one year from the date of issuance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2007 and 2006 consisted of the following major components:

	Year Ended December 31

	2007	2006	Percentage
			Increase / (Decrease)
Marketing and Promotion	$103,647	$378,320	(72.6)%
Travel	97,426	199,848	(51.2)%
Wages and Benefits	331,611	246,654	34.4%
Miscellaneous	458,696	382,564	19.9%
Total	$991,380	$1,207,386	(17.9)%

Included in the additional marketing and promotion expenses for 2006 were amounts spent by us in conducting drilling projects in India and Namibia at no charge in an effort to demonstrate the efficacy of our technologies and processes. We did not conduct as many demonstration drilling projects during fiscal 2007. However, as our business development efforts proceed, we may conduct additional drilling projects free of charge in an effort to demonstrate our proprietary technologies. As a result, marketing and promotional expenses may increase significantly. In addition, travel expenses are expected to continue to be high as we have chosen to focus on developing an international market for our products and services, which often requires us to send personnel to various locations around the world. The international nature of our business development efforts could cause significant fluctuations in the amounts that we spend on travel. The amounts that we spend on selling, general and administrative expenses may continue to increase as we seek to further develop our business.

Stock Compensation Expenses

Stock compensation expenses recorded for the year ended December 31, 2007 represent the value of options vested and exercisable during the 2007 year under our 2006 Stock Option Plan. See Note 9 to the consolidated financial statements included with this Annual Report.

Other Items
	Year Ended December 31

	2007	2006	Percentage
			Increase / (Decrease)
Interest Income	$9,368	$12,119	(22.7)%
Interest Expense	(107,074)	(63,125)	69.6%
Loss on Disposal of Capital Asset	(2,963)	(2,414)	22.7%
Writedown of Patents	(237,953)	--	N/A
Writedown of Loans Receivable	(103,556)	--	N/A
	$(442,178)	$(53,420)	927.7%

Interest income during our 2007 and 2006 fiscal years is primarily made up of interest accrued from loans made by EDI Germany to certain of its former shareholders, to certain of its officers and directors, and to persons related to officers and directors of EDI Germany prior to our acquisition of that company. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Included in interest expenses for 2007 and 2006 are approximately $30,561 and $12,074, respectively, in interest accrued in respect of loans received from our officers and directors, our majority shareholder, EDI Exploration Drilling International Holding GmbH (“EDI Holding”), and from persons related to our officers, directors and majority shareholder. See Part III, Item 13. “Certain Relationships and Related Transactions, patents for the year ended December 31, 2007 as a decision was made by our management to abandon a number of our patent and patent applications due to the high cost associated with ma and Director Independence.”

We wrote down $237,953 relating to ourintaining those patents and patent applications, and due to the fact that our management has decided to focus our resources on the development and marketing of our EDI Fluid Finder technology.

We wrote down $103,556 relating to amounts advanced by EDI Germany to Magdalena Rotthaeuser, the wife of our CEO and President, prior to our acquisition of EDI Germany, as the loans are in default. We are, however, still in the process of trying to collect the amounts owed by Ms. Rotthaeuser. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended December 31
	2007	2006
Net Cash used in Operating Activities	$(1,671,882)	$(2,073,128)
Net Cash from (used in) Investing Activities	11,205	(434,600)
Net Cash from Financing Activities	1,711,556	2,412,103
Effect of Foreign Currency Translation	(74,756)	(9,392)
Net Increase (Decrease) in Cash During Period	$(23,877)	$(105,017)

Working Capital
			Percentage
	At December 31, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$55,226	$292,050	(81.1)%
Current Liabilities	(2,012,493)	(925,299)	117.5%
Working Capital Surplus (Deficit)	$(1,957,267)	$(633,249)	409.1%

The increase in our working capital deficit is primarily a result of the fact that we had no sources of revenue during the year, and that a substantial portion of our long term loans became short term loans as they are now due and payable within the next fiscal year.

Financing during the period was provided by private placements of our equity securities and from loans obtained from our officers and directors, our majority shareholder and from third parties. During the year ended December 31, 2007, we completed the following private placements:

(a)

The sale of 1,736,111 units at a price of EUR 0.288 per unit, for total proceeds, less commissions, of EUR 450,000 (approximately $600,721). Each unit consists of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of our common stock at a price of EUR 0.288 for a period of one year from the date of issuance of the Units.

(b)

The sale of 1,875,000 units at a price of $0.32 per unit, for total proceeds, less commissions, of $540,000. Each unit consists of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of our common stock at a price of $0.32 US for a period of one year from the date of issuance of the Units.

(c)

The sale of 3,250,000 units at a price of EUR 0.20 per unit to two corporate investors, for total proceeds of EUR 650,000. Each unit consists of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of our common stock at a price of $0.35 US for a period of two years from the date of issuance of the Units.

Subsequent to our fiscal year ended December 31, 2007, we completed two additional private placements. The first private placement was completed for 384,615 units at a price of EUR 0.13 per unit for total proceeds of EUR 50,000. Under the first private placement, each unit consists of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of our common stock at a price of EUR 0.17 per share for a period ending March 11, 2009. The second private placement was completed for 3,000,000 units at a price of $0.27 per unit for total proceeds of $810,000. Under the second private placement, Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.34 per share for a period ending February 26, 2009.

During our year ended December 31, 2007, we received EUR 375,244 (approximately $552,346) in loans from the following related parties:

(a)	Loans totaling EUR 290,744 (approximately $427,942) from EDI Exploration Drilling International Holding GmbH, our majority stockholder:

Principal	Interest Rate	Grant Date	Due Date
EUR 21,000 ($30,910)	5%	January 19, 2007	December 31, 2008
EUR 40,960 ($60,288)	5%	February 23, 2007	December 31, 2008
EUR 40,000 ($58,876)	5%	August 9, 2007	August 10, 2008
EUR 10,000 ($14,719)	5%	August 12, 2007	August 14, 2008
EUR 15,000 ($22,078)	5%	August 20, 2007	August 22, 2008
EUR 35,000 ($51,516)	5%	August 30, 2007	August 31, 2008
EUR 33,000 ($48,572)	5%	September 11, 2007	September 13, 2008
EUR 24,000 ($35,325)	5%	September 19, 2007	September 21, 2008
EUR 12,000 ($17,663)	5%	September 26, 2007	September 28, 2008
EUR 9,400 ($13,836)	5%	October 12, 2007	December 31, 2008
EUR 15,000 ($22,078)	5%	November 16, 2007	December 31, 2008
EUR 6,000 ($8,831)	5%	November 23, 2007	December 31, 2008
EUR 29,384 ($43,250)	5%	December 30, 2007	December 31, 2008

(b)

A loan of EUR 57,500 (approximately $84,663) from DTB Patente GmbH, a company of which the wife of one of our executive officers and directors is a significant shareholder, bearing interest at a rate of 5% per annum, payable on or before February 5, 2008. Subsequent to the year ended December 31, 2007, the loan was extended to January 28, 2009.

(c)

A loan for EUR 10,000 (approximately $14,719) from Dieter Thiemann, the brother of one of our executive officers and directors, bearing interest at a rate of 6% per annum, payable on or before June 30, 2007. On December 28, 2007, the loan was extended to July 31, 2008.

(d)	Two additional loans totaling EUR 17,000 (approximately $25,022) from Dieter Thiemann due on December 31, 2008, and both bearing interest at a rate of 6% per annum.

In January, 2008, we received an additional loan of EUR 6,500 (approximately $9,567) from Dieter Thiemann due on January 22, 2008, with interest payable at a rate of 6% per annum.

We received an additional EUR 138,000 (approximately $203,121) and $45,000 in loans from unrelated third parties as follows:

(a)	Loans totaling EUR 83,000 (approximately $122,167), bearing interest at a rate of 6% per annum and payable as follows:

(i) EUR 33,000 (approximately $48,572) on or before February 19, 2008. Subsequent to the year ended December 31, 2007, the loan was extended to July 31, 2008.

(ii) EUR 50,000 (approximately $73,595) on or before March 14, 2008. Subsequent to the year ended December 31, 2007, the loan was extended to August 14, 2008.

(b)	Loans totaling EUR 55,000 (approximately $80,954) as follows:

(i)

A loan for EUR 40,000 (approximately $58,876), bearing interest at a rate of 5% per annum and payable on or before September 28, 2007. During the year ended December 31, 2007, the loan was extended to April 30, 2008.

(ii)

A loan for EUR 15,000 (approximately $22,078), bearing interest at a rate of 6% per annum and payable on or before December 31, 2007. During the year ended December 31, 2007, the loan was extended to April 30, 2008.

(c)	Loans totaling $45,000, bearing interest at a rate of 8% per annum, and payable on demand.

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

Although we have, from time to time, obtained short-term loans in order to meet our short-term capital needs, we do not expect to be able to satisfy our long-term capital needs through debt financing. In addition, there are no assurances that we will be able to obtain additional short-term debt financing when needed. Continuing to rely on short-term debt financing may decrease our ability to obtain additional financing in the future. Any long-term financing that we obtain is expected to come from sales of our equity securities. There is no assurance that we will be able to obtain equity financing in amounts sufficient to meet our short-term or long-term capital needs. In addition, because of our limited financial resources, we have, on occasion used the issuance of our equity securities to pay for services provided to us, and we may do so again in the future. If we are successful in completing any equity financings, of which there is no assurance, or if we issue equity securities in payment for the goods or services provided to us, our existing shareholders will experience a dilution of their interest in our company.

If we are not successful in raising sufficient financing, we will not be able to complete our current plan of operation and we may not be able to continue as a going concern. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not able to raise sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described at Note 3 to our consolidated financial statements for the year ended December 31, 2007.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements:

Audited consolidated financial statements as of December 31, 2007 and 2006, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as at December 31, 2007 and December 31, 2006;

3.
Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2007, the year ended December 31, 2006, and the cumulative period from inception on December 7, 2004 to December 31, 2007;

4.	Consolidated Statements of Cash Flows for the year ended December 31, 2007, the year ended December 31, 2006 and the cumulative period from inception on December 7, 2004 to December 31, 2007;

5.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 7, 2004 through December 31, 2007; and

6.	Notes to the Consolidated Financial Statements.

EXPLORATION DRILLING INTERNATIONAL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

December 31, 2007 and 2006

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Exploration Drilling International Inc.

We have audited the accompanying consolidated balance sheets of Exploration Drilling International Inc. as at December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from inception (December 7, 2004) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from inception (December 7, 2004) to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants
April 9, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2007	2006

ASSETS

Current Assets
Cash	$-	$23,877
Other receivables	20,674	44,328
Loans receivable -related parties (Note 7)	9,610	197,073
Prepaids	24,942	26,772
Deferred tax asset, less valuation allowance of $2,515,492 (2006 -$1,396,079) (Note 5)	-	-
Total Current Assets	55,226	292,050

Equipment (Note 4)	210,587	200,207
Patents (Note 4)	204,770	335,247

Total Assets	$470,583	$827,504

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank indebtedness	$53,182	$-
Accounts payable and accrued liabilities	463,879	384,236
Accounts payable and accrued liabilities –related parties (Note 7)	117,501	55,448
Loans payable -current (Notes 6 and 7)	1,377,931	485,615
Total Current Liabilities	2,012,493	925,299

Loans payable (Notes 6)	129,920	1,266,280

Total Liabilities	2,142,413	2,191,579

Commitments (Note 11)

Stockholders’ Deficiency
Common stock (Note 8)
Authorized
1,000,000,000 common shares, par value $0.001
Issued and outstanding
December 31, 2007 -112,567,396
December 31, 2006 -102,706,285	112,567	102,706
Additional paid-in capital	8,438,228	3,522,818
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(162,044)	(22,892)
Deficit accumulated during the development stage	(10,060,581)	(4,966,707)
Total Stockholders’ Deficiency	(1,671,830)	(1,364,075)

Total Liabilities and Stockholders’ Deficiency	$470,583	$827,504

Subsequent Events (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception	Year	Year
	(December 7, 2004)	Ended	Ended
	to December 31,	December 31,	December 31,
	2007	2007	2006

EXPENSES

Amortization	$145,534	$67,596	$64,381
Management fees	1,054,475	411,649	493,834
Professional fees	1,968,389	1,062,409	717,139
Selling, general and administrative	2,704,192	991,380	1,207,386
Stock compensation expense	3,681,244	2,110,772	1,570,472
Foreign currency loss	10,479	7,890	2,589

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	9,564,313	4,651,696	4,055,801

OTHER ITEMS

Interest income	(21,821)	(9,368)	(12,119)
Interest expense	171,203	107,074	63,125
Loss on disposal of capital assets	5,377	2,963	2,414
Write down of patents	237,953	237,953	-
Write down of loans receivable –related parties (Note 7)	103,556	103,556	-

LOSS BEFORE INCOME TAXES	10,060,581	5,093,874	4,109,221

Provision for income taxes	-	-	-

NET LOSS	10,060,581	5,093,874	4,109,221

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustment	162,044	139,152	34,260

COMPREHENSIVE LOSS	$10,222,625	$5,233,026	$4,143,481

BASIC AND DILUTED NET LOSS PER SHARE		$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		107,207,883	86,285,542

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception	Year	Year
	(December 7, 2004)	Ended	Ended
	to December 31,	December 31,	December 31,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(10,060,581)	$(5,093,874)	$(4,109,221)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	145,534	67,596	64,381
Stock compensation expense	3,681,244	2,110,772	1,570,472
Loss on disposal of capital asset	5,377	2,963	2,414
Write down of patents	237,953	237,953	-
Write down of loans receivable –related parties	103,556	103,556	-
Issuance of capital stock for services	720,000	720,000	-
Change in operating assets and liabilities:
Decrease in other receivables	47,151	26,756	113,757
Increase in accrued interest receivable	(20,638)	(8,095)	(12,322)
Decrease (increase) in prepaid expenses	(21,381)	4,583	(25,964)
Increase in accounts payable and accrued liabilities	362,041	48,002	205,082
Increase in accounts payable and accrued liabilities –related parties	107,171	51,723	55,448
Increase in accrued interest payable	119,801	56,183	62,825

Net cash used in operating activities	(4,572,772)	(1,671,882)	(2,073,128)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans receivable	(166,095)	98,519	(35,161)
Acquisition of equipment, net of disposal proceeds	(318,783)	(38,224)	(114,494)
Acquisition of patents	(384,337)	(49,090)	(284,945)

Net cash provided by (used) in investing activities	(869,215)	11,205	(434,600)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	53,182	53,182	-
Cash acquired from Invision Capital, Inc.	81,587	-	81,587
Issuance of capital stock for cash, net of issuance costs	2,641,332	2,094,499	500,000
Contributed capital	1,475,540	-	190,732
Loans payable	1,263,126	(436,125)	1,639,784

Net cash provided by financing activities	5,514,767	1,711,556	2,412,103

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	(72,780)	(74,756)	(9,392)

NET INCREASE (DECREASE) IN CASH	-	(23,877)	(105,017)

CASH, BEGINNING OF PERIOD	-	23,877	128,894

CASH, END OF PERIOD	$-	$-	$23,877

Supplemental Disclosure with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. Dollars

	Common Stock				Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Number		Paid-	Comprehensive	Development
	of Shares	Par Value	in Capital	Income (Loss)	Stage	Total
Sale of common stock for cash, December 7, 2004 (inception)	36,408,088	$34,102	$-	$-	$-	$34,102
Foreign currency translation adjustment				(229)		(229)
Net loss					(6,816)	(6,816)
Balance, December 31, 2004	36,408,088	34,102	-	(229)	(6,816)	27,057
Increase in subscribed capital	13,591,912	12,731	1,284,808			1,297,539
Foreign currency translation adjustment				11,597		11,597
Net loss					(850,670)	(850,670)
Balance, December 31, 2005	50,000,000	46,833	1,284,808	11,368	(857,486)	485,523
Increase in subscribed capital			190,732			190,732
Recapitalization, April 26, 2006	51,992,000	55,159	(22,480)			32,679
Stock compensation expense			1,570,472			1,570,472
Sale of common stock for cash at $0.70 per unit, September 28, 2006	714,285	714	499,286			500,000
Foreign currency translation adjustment				(34,260)		(34,260)
Net loss					(4,109,221)	(4,109,221)
Balance, December 31, 2006	102,706,285	102,706	3,522,818	(22,892)	(4,966,707)	(1,364,075)

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. Dollars

	Common Stock				Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Number		Paid-	Comprehensive	Development
	of Shares	Par Value	in Capital	Income (Loss)	Stage	Total
Sale of common stock for cash at $0.384 per unit, April 2, 2007,
net of finders fee	1,736,111	1,736	598,985			600,721
Sale of common stock for cash at $0.32 per unit, May 4, 2007,
net of finders fee	1,875,000	1,875	538,125			540,000
Units issued for services at $0.24 per unit, June 28, 2007	3,000,000	3,000	717,000			720,000
Stock compensation expense			2,110,772			2,110,772
Sale of common stock for cash at $0.29 per unit, November 12, 2007	3,250,000	3,250	950,528			953,778
Foreign currency translation adjustment				(139,152)		(139,152)
Net loss					(5,093,874)	(5,093,874)
Balance, December 31, 2007	112,567,396	$112,567	$8,438,228	$(162,044)	$(10,060,581)	$(1,671,830)

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

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

The consolidated financial statements of the Company prior to April 26, 2006 are those of EDI. The Company’s date of incorporation is considered to be December 7, 2004, the date of inception of EDI. All significant inter-company balances have been eliminated on consolidation.

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
December 31, 2007

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

The Company follows the current rate method of translation with respect to its subsidiary, EDI. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rates while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

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
December 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(f) Equipment

Equipment is recorded at cost and consists of a well system, technical equipment and machinery and office and other equipment. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Well system	20 years
Technical equipment and machinery	3-8 years
Office and other equipment	3-10 years
Software	20 years

(g) Patents and trademarks

Patents and trademarks are recorded at cost. Capitalized amounts relate solely to legal and advisory costs incurred in registration of the patents and trademarks. Depreciation is calculated using the straight-line method over the useful lives of the patents granted ranging from 8-20 years. No depreciation is provided for patents that have not yet been awarded and/or begun to generate revenues. No depreciation is provided for trademarks as they have indefinite lives.

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
December 31, 2007

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

(k) Fair value of financial instruments

The Company's financial instruments consist of cash, loans receivable –related parties, other receivables, bank indebtedness, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties loans payable –current and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

(l) Stock-based compensation

The Company accounts for stock-based compensation issued to employees under the fair value method in accordance with the provisions of SFAS 123R, “Share-Based Payment.”

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and the consensus in Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

(m) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of December 31, 2007 and 2006, the Company’s potentially dilutive securities, stock options and warrants, have been excluded from the weighted average number of shares outstanding as they were anti-dilutive.

(n) Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

4.	EQUIPMENT AND PATENTS

	Equipment

		December 31,	December 31,
		2007	2006

	Well system	$2,105	$1,777
	Technical equipment and machinery	302,900	243,758
	Vehicle	-	12,251
	Office and other equipment	29,058	19,723
	Software	14,094	-
		348,157	277,509
	Accumulated amortization	(137,570)	(77,302)

	Net book value	$210,587	$200,207

	Patents and trademarks

		December 31,	December 31,
		2007	2006

	Trademarks	$92,898	$65,354
	Patents	113,783	269,893
		206,681	$335,247
	Accumulated amortization	1,911	-

	Net book value	$204,770	$335,247

During the year ended December 31, 2007, the Company wrote down patents totaling $237,953 as the recoverability of the carrying amount of the assets is uncertain. During the years ended December 31, 2007 and 2006, the Company did not amortize $184,093 and $335,247 its patents and trademarks as the patents have not yet been awarded and/or they have not begun to generate revenues and the trademarks have indefinite lives. Capitalized amounts relate solely to legal and advisory costs incurred in registration of the patents and trademarks.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

5.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the year ended December 31, 2007 and 2006 and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from development stage activities as a result of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Loss for the year	$(5,093,874)	$(4,109,221)

Computed “expected” tax benefit	(1,731,917)	(1,397,135)
Non deductible expenses	752,871	533,960
Foreign tax rate differentials	(140,367)	(169,949)
Change in valuation allowance	1,119,413	1,033,124

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, is presented below:

	2007	2006

Deferred tax assets:
Net operating loss carry forwards – US	$392,989	$86,125
Net operating loss carry forwards – Germany	2,122,503	1,309,954

Valuation allowance	(2,515,492)	(1,396,079)

Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December, 2007 and 2006 was $2,515,492 and $1,396,079, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The losses in Germany may be carried forward indefinitely and the losses in the United States expire through to 2022.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

6.	LOANS PAYABLE -CURRENT

During the year ended December 31, 2007, two loans were granted from a third party individual for Euro 33,000 (US $48,572) and Euro 50,000 (US $73,595). The loans bear interest at 6% per annum and were due February 19, 2008 and March 14, 2008, respectively. Subsequent to December 31, 2007, the loans were extended to July 31, 2008 and August 14, 2008, respectively. Interest expense included in the statement of operations for the year ended December 31, 2007 totaled Euro 4,094 (US $5,669).

During the year ended December 31 2006, several loans were granted from a third party individual totaling Euro 400,000 (US $588,756). The loans earned interest at 6% per annum. During the year ended December 31, 2007, the total loans of Euro 400,000 (US $588,756) and interest of Euro 10,000 (US $14,719) was repaid. At December 31, 2007, Euro 31,273 (US $46,030) of interest was still outstanding. Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 25,512 (US $34,967) and Euro 15,760 (US $19,940), respectively.

During the year ended December 31, 2006, a loan was granted from a third party individual for Euro 23,000 (US $33,853). The loan bears interest at 7% per annum and was due July 7, 2007. On July 3, 2007, the loan was extended to June 30, 2008. The Company has the option of repaying the principal and interest by issuing 12,305 shares of the Company’s common stock if the lender is notified in writing one month before the due date. Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 1,703 (US $2,334) and Euro 695 (US $892), respectively.

During the year ended December 31, 2006, several loans were granted from a third party individual totaling Euro 53,000 (US $78,010). During the year ended December 31, 2007, Euro 6,600 (US $9,715) of the first loan granted was repaid. The loans bear interest at 5% per annum and were due December 31, 2006. During the year ended December 31, 2007, the loans were extended. The loans are due as follows.

Principal	Due Date

Euro 13,400 (US $19,723)	July 31, 2008
Euro 15,000 (US $22,078)	July 31, 2008
Euro 18,000 (US $26,494)	July 31, 2008

Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totalled Euro 2,566 (US $3,511) and Euro 535 (US $688), respectively.

During the year ended December 31, 2007, two loans were granted from a third party company for Euro 40,000 (US $58,876) and Euro 15,000 (US $22,078). The first loan bears interest at 5% per annum and was due September 28, 2007. The second loan bears interest at 6% per annum and was due December 31, 2007. During the year ended December 31, 2007, both loans were extended to April 30, 2008. Interest expense included in the statement of operations for the year ended December 31, 2007 totaled Euro 2,241 (US $2,997).

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

6.	LOANS PAYABLE –CURRENT (continued)

During the year ended December 31, 2006, two loans were granted from a third party company for Euro 30,000 (US $44,157) and Euro 25,000 (US $36,797). The loans bear interest at 5% per annum and were due November 2, 2007 and November 23, 2007, respectively. During the year ended December 31, 2007, both loans were extended to April 30, 2008. Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 3,199 (US $4,165) and Euro 354 (US $456), respectively.

During the year ended December 31, 2007, two loans were granted from a third party company for $20,000 and $25,000. The loans bear interest at 8% per annum, compounded annually and are due on demand. Interest expense included in the statement of operations for the year ended December 31, 2007 totaled $1,244.

During the year ended December 31, 2006, a loan was granted from a third party company for $100,000. During the year ended December 31, 2007, $16,700 was repaid. The loan bears interest at 8% per annum, compounded annually, and is due March 20, 2008. Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled $7,600 and $5,458, respectively.

During the year ended December 31, 2006, several loans were granted from a third party company totaling $550,000. The loans earned interest at 8% per annum, compounded annually. During the year ended December 31, 2007, the loans including principal and interest were repaid in full. Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled $10,849 and $23,101, respectively.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

7.	RELATED PARTY TRANSACTIONS

Loans Receivable

During the year ended December 31, 2006, a loan was granted to a former shareholder of EDI totaling Euro 990 (US $1,457). The loan bears interest at 3% per annum and was due January 5, 2008. On December 28, 2007, the loan was extended to July 31, 2008. Interest income included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 31 (US $42) and Euro 30 (US $37), respectively.

During the year ended December 31, 2006, a loan was granted to a former shareholder of EDI totaling Euro 8,250 (US $10,884). The loan earned interest at 3% per annum and was due January 5, 2008. On December 31, 2006, the loan including principal and interest, totaling Euro 8,497 (US $11,210) was forgiven and posted to additional paid-in-capital. Interest income included in the statement of operations for the year ended December 31, 2006 totaled Euro 247 (US $311).

During the year ended December 31, 2006, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI for Euro 15,400 (US $22,667). On December 31, 2007, Euro 641 (US $944) of accounts payable was offset against the principal of the loan receivable. The loan bears interest at 3% per annum and was due January 5, 2008. On April 17, 2007, the Company made an immediate demand for repayment and the loan is currently in default. Interest income included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 481 (US $659) and Euro 462 (US $580), respectively. On December 31, 2007, the Company wrote down the loan and interest receivable totaling Euro 15,702 (US $23,111) to the statement of operations.

During the year ended December 31, 2005, a loan was granted to a former shareholder of EDI for Euro 10,000 (US $14,719). On December 31, 2007, Euro 5,772 (US $8,496) of accounts payable was offset against the principal of the loan receivable. The loan bears interest at 6% per annum and was due on December 31, 2006. During the year ended December 31, 2006, the loan was extended to June 30, 2007. During the year ended December 31, 2007, the loan was extended to August 31, 2008. Interest income included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 650 (US $892) and Euro 588 (US $748), respectively.

During the year ended December 31, 2005, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI, for Euro 115,000 (US $169,267). During the year ended December 31, 2007, Euro 72,000 (US $105,976) was repaid. The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 30, 2007. On April 17, 2007, the Company made an immediate demand for repayment and the balance of the loan is currently in default. Interest income included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 4,754 (US $6,439) and Euro 6,766 (US $8,604), respectively. On December 31, 2007, the Company wrote down the remaining balance of loan and interest receivable totaling Euro 54,654 (US $80,445) to the statement of operations.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

7.	RELATED PARTY TRANSACTIONS

Loans Payable –Current

During the year ended December 31, 2007, several loans were granted from EDI Holding totaling Euro 290,744 (US $427,942). The loans bear interest at 5% per annum. Subsequent to December 31, 2007, the first three loans were extended. The loans are due as follows:

Principal	Due Date

Euro 21,000 (US $30,910)	December 31, 2008
Euro 39,160 (US $57,639)	December 31, 2008
Euro 1,800 (US $2,649)	December 31, 2008
Euro 40,000 (US $58,876)	August 10, 2008
Euro 10,000 (US $14,719)	August 14, 2008
Euro 15,000 (US $22,078)	August 22, 2008
Euro 35,000 (US $51,516)	August 31, 2008
Euro 33,000 (US $48,572)	September 13, 2008
Euro 24,000 (US $35,325)	September 21, 2008
Euro 12,000 (US $17,663)	September 28, 2008
Euro 9,400 (US $13,836)	December 31, 2008
Euro 15,000 (US $22,078)	December 31, 2008
Euro 6,000 (US $8,831)	December 31, 2008
Euro 29,384 (US $43,250)	December 31, 2008

Interest expense included in the statement of operations for the year ended December 31, 2007 totaled Euro 5,594 (US $7,878).

During the year ended December 31, 2006, several loans were granted from EDI Holding totaling Euro 26,400 (US $38,858). During the year ended December 31, 2007, Euro 4,856 (US $7,147) of the first loan granted was repaid. During the year ended December 31, 2007, all of the loans were extended. The loans bear interest and are due as follows:

Principal	Interest	Due Date

Euro 15,144 (US $22,291)	5%	July 31, 2008
Euro 3,400 (US $5,004)	6%	June 30, 2008
Euro 2,000 (US $2,944)	5%	July 31, 2008
Euro 1,000 (US $1,472)	6%	July 31, 2008

Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 1,185 (US $1,620) and Euro 487 (US $628), respectively.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

7.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the year ended December 31, 2005, a loan was granted from an officer and director of the Company and a managing director of EDI, for Euro 36,000 (US $52,988). During the year ended December 31, 2006, an additional loan for Euro 50,000 (US $73,594) was granted. On December 31, 2006, two loans receivable, including principal and interest, totaling Euro 29,446 (US $43,341) were posted as a payment against the second loan payable. The first loan bears interest at 6% per annum and was due December 31, 2007. During the year ended December 31, 2007, the loan was extended to July 31, 2008. The second loan bears interest at 6% and is due May 4, 2008. Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 3,728 (US $5,110) and Euro 4,204 (US $5,376), respectively.

During the year ended December 31, 2007, a loan was granted from a company with a shareholder related to an officer and director of the Company and a managing director of EDI for Euro 57,500 (US $84,633). The loan bears interest at 5% per annum and was due February 5, 2008. Subsequent to December 31, 2007, the loan was extended to January 28, 2009. Interest expense included in the statement of operations for the year ended December 31, 2007 totaled Euro 2,681 (US $3,688).

During the year ended December 31, 2006, two loans were granted from a company with a shareholder related to an officer and director of the Company and a managing director of EDI, for Euro 90,000 (US $132,470) and Euro 11,600 (US $17,074). On October 4, 2006 and during the year ended December 31, 2007, Euro 30,000 (US $44,157) and Euro 36,247 (US $53,352) of the first loan granted, respectively, were repaid. The first loan bears interest at 6% and was due March 31, 2007. During the year ended December 31, 2007, the first loan was extended to March 31, 2008. The second loan bears interest at 5% per annum and was due November 30, 2007. During the year ended December 31, 2007, the second loan was extended to November 30, 2008. Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 3,119 (US $4,236) and Euro 3,757 (US $4,778), respectively.

During the year ended December 31, 2007, several loans were granted from an individual related to an officer and director of the Company and a managing director of EDI, totaling Euro 27,000 (US $39,741). The loans bear interest at 6%. The loans have been extended are due as follows:

Principal	Due Date

Euro 10,000 (US $14,719)	July 31, 2008
Euro 12,000 (US $17,663)	December 31, 2008
Euro 5,000 (US $7,359)	December 31, 2008

Interest expense included in the statement of operations for the year ended December 31, 2007 totaled Euro 636 (US $881).

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

7.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the year ended December 31, 2006, a second loan was granted by the same individual for Euro 12,000 (US $17,663). The loan bears interest at 6% per annum and was due December 31, 2006. During the year ended December 31, 2006, the loan was extended to December 31, 2007. During the year ended December 31, 2007, the loan was extended to July 31, 2008. Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 747 (US $1,024) and Euro 180 (US $232), respectively.

During the year ended December 31, 2005, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 5,000 (US $7,359). During the year ended December 31, 2007, Euro 3,000 (US $4,416) of the loan was repaid. The loan bears interest at 6% per annum. During the year ended December 31, 2006, the loan was extended to March 22, 2007. During the year ended December 31, 2007, the loan was extended to December 31, 2008. Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 220 (US $298) and Euro 314 (US $402), respectively.

Loans Payable

During the year ended December 31, 2006, a loan was granted from EDI Holding for Euro 75,000 (US $110,392). The loan bears interest at 5% per annum and is due on December 21, 2009. Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 3,821 (US $5,236) and Euro Nil (US $Nil), respectively.

During the year ended December 31, 2004, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 8,000 (US $11,775). The loan bears interest at 6% per annum and is due on December 31, 2009. Interest expense included in the statement of operations for the year ended December 31, 2007 and 2006 totaled Euro 433 (US $588) and 516 (US $658), respectively.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

7.	RELATED PARTY TRANSACTIONS (continued)

Other

At December 31, 2007 and 2006, included in accounts payable and accrued liabilities –related parties is Euro 69,741 (US $102,651) and Euro 35,532 (US $46,876), respectively, owed to managing directors of EDI for management fees and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At December 31, 2007 and 2006, included in accounts payable and accrued liabilities –related parties is Euro 10,089 (US $14,850) and Euro 6,498 (US $8,572), respectively, owed to a managing director of EDI for the company use of his private vehicle and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

Consulting fees paid to an officer of the Company for the year ended December 31, 2007 and 2006 totaled $12,000 and $8,000, respectively. Management fees paid to the managing directors of EDI for the year ended December 31, 2007 totaled Euro 290,000 (US $399,649) and Euro 268,000 (US $337,181), respectively.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

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

On April 2, 2007, the Company issued 1,736,111 units at a price of Euro 0.288 (US -$0.383) per unit, for total proceeds of Euro 500,000 ($667,468) in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.288 (US -$0.383) per share for a period of one year from the date of closing. A finder’s fee of 10% of the proceeds in cash was paid on closing of the private placement.

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

On November 12, 2007, the Company issued 3,250,000 units at a price of Euro 0.20 (US $0.29) per unit, for total proceeds of Euro 650,000 (US $953,778) in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.35 per share for a period of two years from the date of closing.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

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

		Weighted
	Number	Average
		Exercise Price

Options outstanding, December 31, 2006	11,000,000	$1.00
Granted	1,300,000	$0.45
Exercised	-	-
Expired	(2,000,000)	$1.00
Options outstanding, December 31, 2007	10,300,000	$0.94
Options exercisable, December 31, 2007	4,310,000	$1.00
Weighted average fair value of options granted during the year ended
December 31, 2007 (2006 -$0.72)		$0.49

On May 5, 2006, the Company granted stock options to officers, directors and consultants under the 2006 Stock Option Plan, to acquire a total of 11,000,000 shares of common stock exercisable at a price of $1.00 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

On September 11, 2007, the Company granted stock options to an employee and a consultant under the 2006 Stock Option Plan, to acquire a total of 1,250,000 shares of common stock exercisable at a price of $0.45 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

On September 12, 2007, the Company granted stock options to an employee under the 2006 Stock Option Plan, to acquire a total of 50,000 shares of common stock exercisable at a price of $0.45 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

9.	STOCK OPTIONS AND WARRANTS (continued) Stock Options (continued)

A summary of stock options outstanding at December 31, 2007 is as follows:

	Outstanding Options			Exercisable Options
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise		Contractual	Exercise		Contractual	Exercise
Price	Number	Life	Price	Number	Life	Price

$ 1.00	200,000	8.33	$ 1.00	100,000	8.33	$ 1.00
$ 1.00	8,390,000	7.33	$ 1.00	2,560,000	7.33	$ 1.00
$ 1.00	1,380,000	6.33	$ 1.00	620,000	6.33	$ 1.00
$ 1.00	1,030,000	4.33	$ 1.00	1,030,000	4.33	$ 1.00
$ 0.45	1,000,000	6.00	$ 0.45	-	-	$ 0.00
$ 0.45	250,000	7.00	$ 0.45	-	-	$ 0.00
$ 0.45	50,000	7.00	$ 0.45	-	-	$ 0.00

The aggregate intrinsic value for options vested and unvested as of December 31, 2007 is $Nil (2006 -$Nil).

On May 5, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	89.35%
Weighted average expected life of options	5 years

On September 11, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.07%
Dividend yield rate	0.00%
Price volatility	155.55%
Weighted average expected life of options	5 years

On September 12, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.11%
Dividend yield rate	0.00%
Price volatility	155.59%
Weighted average expected life of options	5 years

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

9.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

The Company recognized stock-based compensation of $2,110,772 and $1,570,472 being the fair value of the options vested and exercisable in the year ended December 31, 2007 and 2006, respectively. There remains a total of $3,378,676 compensation costs for unvested options which will be expensed in future periods.

Warrants

		Weighted
		Average
	Number	Exercise Price

Warrants outstanding, December 31, 2006	714,285	$0.70
Granted	9,861,111	0.34
Exercised	-	-
Expired	714,285	0.70
Warrants outstanding, December 31, 2007	9,861,111	$0.34
Warrants exercisable, December 31, 2007	9,861,111	$0.34

A summary of warrants outstanding at December 31, 2007, is as follows:

Date	Issued	Outstanding	Exercise Price	Expiry Date

April 2, 2007	1,736,111	1,736,111	Euro 0.288 (US $0.424)	April 2, 2008
May 4, 2007	1,875,000	1,875,000	$0.32	May 4, 2008
June 28, 2007	3,000,000	3,000,000	$0.30	June 28, 2008
November 12, 2007	3,250,000	3,250,000	$0.35	November 12, 2008

10.	SEGMENT INFORMATION

The Company’s operations following the acquisition of EDI are conducted in one reportable segment, being the distribution and maintenance of water exploration machinery and equipment and the provision of related services in Germany. All the Company’s equipment, patents and trademarks are in Germany.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

11.	COMMITMENTS

On October 1, 2007, EDI entered into a lease agreement for office space that requires monthly lease payments of Euro 862 (US $1,260).

On August 1, 2007, EDI entered into a managing service contract with a managing director of EDI effective August 1, 2007 to pay monthly management fees of Euro 10,000 (US $14,719). The contract may be terminated by giving written notice of twelve months and ends without notice at the end of the month in which the managing director turns 65 years of age.

On August 1, 2006, EDI entered into a lease agreement for office space on a month-to-month basis that requires monthly lease payments of Euro 1,260 (US $1,855). The lease agreement was cancelled effective November 1, 2007.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 (US $147) per hour. The contract terminated on December 31, 2007.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 (US $147) per hour. The contract terminated on December 31, 2007.

On July 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 600 (US $883) plus taxes. The lease agreement was cancelled in August 2007 and the written notice of three months was waived.

On July 1, 2005, EDI entered into a freelance agreement with an individual effective July 1, 2005, to pay monthly consulting fees of Euro 8,000 (US $11,775). The contract may be terminated at the end of each calendar quarter by giving written notice of six months. The agreement has been terminated by a settlement agreement dated July 2, 2007. EDI is required to pay a total of Euro 6,000 (US $8,831) per month under the terms of two settlement agreements for a period of two years beginning August 1, 2007.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $14,719) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 19,000 (US $27,966) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US $14,719) per month.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

11.

COMMITMENTS (continued)

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $14,719) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 16,000 (US $23,550) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US $14,719) per month. On March 11, 2008, the contract was terminated effective immediately.

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	Inception	Year	Year
	(December 7, 2004)	Ended	Ended
	to December 31,	December 31,	December 31,
	2007	2007	2006

Cash paid for:
Interest	$51,198	$51,198	$-
Income taxes	$-	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (December 7, 2004) December 31, 2007, the Company issued 50,000,000 common shares for the acquisition of EDI.

During the year ended December 31, 2007, 3,000,000 units were issued for consulting services with an aggregate value totaling $720,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.30 per share for a period of one year from the date of closing.

During the year ended December 31, 2007, the Company wrote down loans and interest receivables from a related party totaling Euro 70,356 (US $103,556) to the statement of operations.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2007

13.	SUBSEQUENT EVENTS

On January 18, 2008, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 6,500 (US $9,567). The loan bears interest at 6% annum and is due on December 31, 2008.

On February 27, 2008, the Company issued 3,000,000 units at a price of $0.27 per unit, for consulting services with an aggregate value of $810,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.34 per share for a period of one year from the date of closing.

On February 27, 2008, the Company issued 250,000 units at a price of $0.20 per unit for an individual’s agreement to provide consulting services for a period of one year. The units have an aggregate value of $50,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.25 per share for a period of one year from the date of closing.

On March 14, 2008, the Company issued 384,615 units at a price of Euro 0.13 (US $0.19) per unit, for total proceeds of Euro 50,000 (US $77,833) in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.17 (US $0.25) per share for a period of one year from the date of closing.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 5, 2006, we dismissed Cordovano Honeck, LLP as our principal independent accountants and engaged Davidson & Company, Chartered Accountants (“Davidson”), as our new principal independent accountants. The information required by Item 304 of Regulation S-K with respect to the change in our independent accountants was provided in our Current Report on Form 8-K, filed with the SEC on June 7, 2006.

ITEM 9A(T).       CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.             OTHER INFORMATION.

On March 28, 2008, EDI Germany entered into a Technology License Agreement (the “EDI Turkey License Agreement”) with EDI Turkey whereby EDI Germany granted a license to EDI Turkey for the exclusive use of its proprietary technologies, known as the EDI Fluid Finder, EDI Medium Changer, EDI Water Save and EDI Suspension, in Turkey for a period of two years. In consideration of this license grant, EDI Turkey agreed to pay

EDI Germany $50,000 within two years of entering into the EDI Turkey License Agreement, with minimum installment payments of $2,000 per month. The EDI Turkey License Agreement calls for additional payments equal to 10% of net profits, if any, from any drilling projects undertaken by EDI Turkey. If EDI Turkey fails to secure any drilling projects utilizing EDI Germany’s technologies within one year after the date the agreement was executed, its license rights will become non-exclusive.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following information sets forth the names of our officers, directors and significant employees, their present positions with our company, and their biographical information.

Name	Age	Positions
Rainer Rotthaeuser	50	Director, Chief Executive Officer and President of the Company.
Guenter Thiemann	50	Director, Chief Financial Officer and Treasurer of the Company and Managing Director of EDI Germany.
John Boschert	38	Secretary of the Company.
Christian Runge	45	Chief Executive Officer and Managing Director of EDI Germany.

Set forth below is a brief description of the background and business experience of our executive officers, directors and significant employees:

Rainer Rotthaeuser, President, CEO and Director

Mr. Rotthaeuser was appointed as a member of our Board of Directors and as our Chief Executive Officer and President upon closing of the acquisition of EDI Germany. Mr. Rotthaeuser also acted as a managing director of EDI Germany from inception on December 7, 2004 until January 31, 2008. Mr. Rotthaeuser has been self-employed since 1988 when he formed his own architectural firm. Mr. Rotthaeuser’s architectural expertise is in the development and construction of large building projects.

Guenter Thiemann, Treasurer, CFO and Director

Mr. Thiemann was appointed as our Chief Financial Officer and Treasurer upon closing of the acquisition of EDI Germany. On December 27, 2006, Mr. Thiemann was appointed as a member of our Board of Directors. Mr. Thiemann is also a managing director of EDI Germany. From 1989 to 1999, Mr. Thiemann was employed at LVM Insurance in the development and implementation of corporate marketing strategies. In 1999, he formed Thiemann Gesellschaft fuer Fondsmanagement GmbH, an investment fund firm. From 2001 to 2003, he acted as a branch manager for the investment counseling firm of Comfort Finance AG. Since 2003, Mr. Thiemann has been self-employed as a consultant in the areas of capital investments and financing.

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

Since July 2002, Mr. Boschert has been an officer and director of Balsam Ventures, Inc., a company engaged in the business of developing a self-chilling beverage container.

Since June 28, 2005, Mr. Boschert has been the Secretary of Clyvia Inc., a company that, through its German subsidiary, Clyvia Technology GmbH, is developing a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various forms of recyclable waste materials, including vegetable oils, plastics and organic solids.

Since April 19, 2006, Mr. Boschert has been the Secretary and Treasurer of Blackstone Lake Minerals Inc. (formerly, Skyflyer Inc.), a company engaged in the exploration of mineral properties and in the business of developing a recreational flying device and facility in which the flying device is to operate.

From November 13, 2006 to March 26, 2008, Mr. Boschert was the Chief Financial Officer, Treasurer and Secretary and, from May 30, 2006 to April 2, 2008, he was a member of the board of directors, of Vitavea Inc., a company engaged in the marketing and distribution of nutritional supplements.

Christian Runge, Chief Executive Officer and Managing Director of EDI Germany

Mr. Runge was appointed as a Managing Director of EDI Germany in August, 2007. Mr. Runge began his career with the GEA Group in Bochum before successfully founding a number of his own companies. Most recently, Mr. Runge was responsible for building up the European sales structure of a technology-oriented supplier to the automotive industry. In the course of his diverse activities, Mr. Runge has acquired a wide range of experience, including operational experience within Europe, Africa, Brazil and the United States.

Legal Proceedings Involving Directors And Executive Officers

We are not aware of any legal proceedings to which any of our current or former directors, officers, or significant employees is a party adverse in interest to us. None of our current or former officers, directors or significant employees has, during the past 5 years, been the subject of any:

(a)	bankruptcy petitions filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	conviction in a criminal proceeding or been subject to a criminal proceeding (not including traffic violations or other minor offenses);

(c)

order, judgment or decree of any court of competent jurisdiction or any administrative authority that permanently or temporarily enjoined, barred, suspended or otherwise limited such person’s involvement in any type of business, securities or banking activities; or

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

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on May 17, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Rainer Rotthaeuser CEO, President and Director	None	None	None
Guenter Thiemann CFO, Treasurer and Director	None	None	None
John Boschert Secretary	None	None	None
EDI Exploration Drilling International Holding GmbH(1) Owner of more than 10% of outstanding common stock	Twenty-One	Twenty-Two	None

(1)

Mr. Rotthaeuser and Mr. Thiemann are each managing directors of EDI Holding. Magdalena Rotthaeuser, the wife of Mr. Rotthaeuser, holds legal and beneficial title to a 55.9% ownership interest in EDI Holding. As a result, she has the ability to direct the voting or disposition of the EDI USA shares held by EDI Holding.

ITEM 11.             EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended December 31, 2007 and 2006:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Rainer Rotthaeuser(1) CEO, President & Director	2007 2006	$164,372 $253,737	$0 $0	$0 $0	$605,136 $605,155	$0 $0	$0 $0	$0 $0	$769,508 $858,892
Guenter Thiemann(1) CFO, Treasurer & Director	2007 2006	$164,372 $196,172	$0 $0	$0 $0	$172,896 $172,902	$0 $0	$0 $0	$0 $0	$337,268 $369,074
John Boschert(2) Secretary Former Director	2007 2006	$12,000 $8,000	$0 $0	$0 $0	$72,040 $72,042	$0 $0	$0 $0	$0 $0	$84,040 $80,042
Frank Rigney(4) Former Director & Former Officer	2007 2006	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0
David Duval(5) Former Director	2007 2006	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0

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

(2)

Mr. Boschert was appointed as a director and as CEO, President, CFO, Treasurer and Secretary on March 20, 2006. As of the completion of the acquisition of EDI Germany, Mr. Boschert no longer acts as our CEO, President, CFO or Treasurer. As of December 27, 2006, Mr. Boschert no longer acts on our Board of Directors. Mr. Boschert continues to act as our Secretary. Mr. Boschert receives $1,000 per month for acting as our Secretary. On May 5, 2006, we granted a number of stock options to Mr. Boschert. See “Outstanding Equity Awards at Fiscal Year-End Table” below.

(3)	Mr. Rigney was a member of our Board of Directors and our sole executive officer from the date of our inception to March 20, 2006.

(4)	Mr. Duval was a member of our Board of Directors from January 28, 2004 to March 13, 2006.

Outstanding Equity Awards At Fiscal Year-End Table

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2007 and 2006:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Rainer Rotthaeuser CEO, President & Director	840,000 840,000 - - -	- - 840,000(1) 840,000(2) 840,000(3)	- - - - -	$1.00 $1.00 $1.00 $1.00 $1.00	May 5, 2011 May 5, 2012 May 5, 2013 May 5, 2014 May 5, 2015
Guenter Thiemann CFO, Treasurer & Director	240,000 240,000 - - -	- - 240,000(1) 240,000(2) 240,000(3)	- - - - -	$1.00 $1.00 $1.00 $1.00 $1.00	May 5, 2011 May 5, 2012 May 5, 2013 May 5, 2014 May 5, 2015
John Boschert Secretary	100,000 100,000	- -	- -	$1.00 $1.00	May 5, 2011 May 5, 2012

Notes:
(1)	Options vest on May 5, 2008.
(2)	Options vest on May 5, 2009.
(3)	Options vest on May 5, 2010.

Employment Contracts

Mr. Rotthaeuser had a management contract, executed in January, 2005, prior to our acquisition of EDI Germany. In June 2005, the former shareholders of EDI Germany determined that Mr. Rotthaeuser would be paid a management fee of EUR 10,000 per month, with an annual bonus equal to 5% of the annual profits of EDI Germany, if any. In March, 2006, the former shareholders of EDI Germany approved an increase to Mr. Rotthaeuser’s management fees to EUR 19,000 per month, beginning April 1, 2006. Because of our limited financial resources, Mr. Rotthaeuser’s management fee was later decreased back to EUR 10,000 per month. As Mr. Rotthaeuser’s no longer acts as a managing director of EDI Germany, his management contract with them was terminated. Mr. Rotthaeuser does not currently receive any compensation for acting as our CEO or President or as a member of our Board of Directors.

Mr. Thiemann has a management contract with EDI Germany which was entered into in January, 2005, prior to our acquisition of EDI Germany. Mr. Thiemann’s management contract terminates automatically upon the later of his reaching the age of 65 or his becoming entitled to receive pension payments for the first time. The contract may be terminated earlier with six months prior written notice. Mr. Thiemann’s management contract provides that the compensation to be paid to Mr. Thiemann is to be determined by EDI Germany’s shareholders. In June 2005, EDI Germany’s former shareholders determined that Mr. Thiemann would be paid management fees of EUR 10,000 per month, with an annual bonus equal to 5% of the annual profits of EDI Germany, if any. In March, 2006, the former shareholders of EDI Germany decided to increase the management fees payable to Mr. Thiemann to EUR 16,000 per month. Because of our limited financial resources, the management fees were decreased back to EUR 10,000 per month. Beginning January 1, 2008, Mr. Thiemann agreed to further reduce his management fees to EUR 1,500 per month. Mr. Thiemann’s management contract does not contain any change-in-control provisions.

We do not have an employment contract with Mr. Boschert.

Director Compensation

All compensation paid or earned to our directors for the fiscal years ended December 31, 2007 and 2006 has been disclosed in the Summary Compensation Table provided above.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 8, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers as defined under Item 402(m)(2) of Regulation S-K; and (iii) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Rainer Rotthaeuser Chief Executive Officer and President Director	2,520,000(2) Direct	2.1%
Common Stock	Guenter Thiemann Chief Financial Officer and Treasurer Director	720,000(3) Direct	*
Common Stock	John Boschert Secretary	200,000(4) Direct	*
Common Stock	All Officers and Directors as a Group (3 persons)	3,440,000	2.9%
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
5% STOCKHOLDERS
Common Stock	EDI Exploration Drilling International Holding GmbH Goethestrasse 61 D-45721 Haltern am See, Germany	69,289,827(5) Direct	59.8%
Common Stock	Dirk Beisemann Residence Parc Saint Roman 7 Avenue Saint Roman Terraces MC – 98000, Monaco	6,000,000(6) Direct	5.0%
Common Stock	R.V. Investment Group & Holding Inc. Pasea Estate, P.O. Box 958 Road Town, Tortola, British Virgin Islands	6,000,000(7) Direct	5.0%

Notes
*	Represents less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of our common stock actually outstanding on the date of this Information Statement. As of April 8, 2008, we had 115,952,011 shares of common stock issued and outstanding.

(2)

Mr. Rotthaeuser owns options to acquire 2,520,000 shares of our common stock, exercisable at a price of $1.00 per share, that are either currently exercisable or will become exercisable within 60 days. Mr. Rotthaeuser is also a managing director of EDI Holding. In addition, Mr. Rotthaeuser’s wife beneficially owns a 55.9% interest in, EDI Holding. However, none of the EDI USA shares owned by EDI Holding are listed as being indirectly owned by Mr. Rotthaeuser as Mr. Rotthaeuser does not have the power to direct the voting or disposition of those shares.

(3)

Mr. Thiemann owns options to acquire 720,000 shares of our common stock, exercisable at a price of $1.00 per share, that are either currently exercisable or will become exercisable within 60 days. Mr. Thiemann is also a managing director of, and owns a 10.5% interest in, EDI Holding. However, none of the EDI USA shares owned by EDI Holding are listed as being indirectly owned by Mr. Thiemann as Mr. Thiemann does not have the power to direct the voting or disposition of those shares.

(4)	Mr. Boschert owns options to acquire 200,000 shares of our common stock, exercisable at a price of $1.00 per share, that are currently exercisable.

(5)

Mr. Rotthaeuser and Mr. Thiemann are each managing directors of EDI Holding. Magdalena Rotthaeuser, the wife of Mr. Rotthaeuser, holds legal and beneficial title to a 55.9% ownership interest in EDI Holding. As a result, she has the ability to direct the voting or disposition of the EDI USA shares held by EDI Holding.

(6)

The amount listed as beneficially owned by Mr. Beisemann consists of: (i) 3,000,000 shares held directly by Mr. Beisemann; and (ii) 3,000,000 share purchase warrants, exercisable at a price of $0.30 per share until June 28, 2008.

(7)

The amount listed as beneficially owned by R.V. Investment Group & Holding Inc. consists of: (i) 3,000,000 shares held directly by R.V. Investment Group & Holding Inc.; and (ii) 3,000,000 share purchase warrants, exercisable at a price of $0.34 per share until February 26, 2009.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT DECEMBER 31, 2007
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	10,400,000	$0.93	1,657,540
Total	10,400,000	$0.93	1,657,540

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, during the last fiscal year, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

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

On December 23, 2005, EDI Germany loaned EUR 115,000 (approximately $169,267) to Magdalena Rotthaeuser, and on January 3, 2006, EDI Germany loaned an additional EUR 15,400 (approximately $22,667) to Ms. Rotthaeuser. These loans were granted by EDI Germany prior to our acquisition of EDI Germany and thus prior to EDI Germany being an “issuer” or a company controlled by an “issuer” as defined under Section 2 of the Sarbanes-Oxley Act of 2002. The loan for EUR 115,000 was originally due on June 30, 2006, with interest payable at a rate of 6% per annum. In June, 2006, because Ms. Rotthaeuser was unable to repay this loan on the original due date, EDI Germany agreed to extend the due date to December 31, 2006. In December, 2006, EDI Germany agreed to further extend the due date to June 30, 2007. During the year ended December 31, 2007, Ms. Rotthaeuser repaid EUR 72,000 (approximately $105,976) on the loan of EUR 115,000. The loan for EUR 15,400 is due on January 5, 2008 and bears interest at a rate of 3% per annum. On April 17, 2007, we made a demand for repayment of the loans. The balance remaining on the loans are currently in default. Ms. Rotthaeuser has not yet repaid the above loans. At December 31, 2007, we wrote down the loans and interest receivable, however we are still in the process of trying to collect the amounts owed by her.

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

We have received a number of short-term loans from related parties. The funds received from these loans have been used by us as general working capital as we pursue our plan of operation. A summary of the amounts owed to related parties as of our December 31, 2007 fiscal year is provided below.

(a)

As of December 31, 2007, we were indebted to EDI Exploration Drilling International Holding GmbH, our majority stockholder, for principal amounts totaling EUR 387,288 (approximately $570,045) as follows:

Principal	Interest Rate	Grant Date	Due Date
EUR 15,144 ($22,291)	5%	July 15, 2006	July 31, 2008
EUR 3,400 ($5,004)	6%	October 28, 2006	June 30, 2008
EUR 75,000 ($110,392)	5%	December 19, 2006	December 21, 2009
EUR 2,000 ($2,944)	5%	December 29, 2006	July 31, 2008
EUR 1,000 ($1,472)	6%	December 29, 2006	July 31, 2008
EUR 21,000 ($30,910)	5%	January 19, 2007	December 31, 2008
EUR 40,960 ($60,288)	5%	February 23, 2007	December 31, 2008
EUR 40,000 ($58,876)	5%	August 9, 2007	August 10, 2008
EUR 10,000 ($14,719)	5%	August 12, 2007	August 14, 2008
EUR 15,000 ($22,078)	5%	August 20, 2007	August 22, 2008
EUR 35,000 ($51,516)	5%	August 30, 2007	August 31, 2008
EUR 33,000 ($48,572)	5%	September 11, 2007	September 13, 2008
EUR 24,000 ($35,325)	5%	September 19, 2007	September 21, 2008
EUR 12,000 ($17,663)	5%	September 26, 2007	September 28, 2008
EUR 9,400 ($13,836)	5%	October 12, 2007	December 31, 2008
EUR 15,000 ($22,078)	5%	November 16, 2007	December 31, 2008
EUR 6,000 ($8,831)	5%	November 23, 2007	December 31, 2008
EUR 29,384 ($43,250)	5%	December 30, 2007	December 31, 2008

Magdalena Rotthaeuser, the wife of Rainer Rotthaeuser, and Guenter Thiemann, are both significant shareholders of EDI Holding. During the year ended December 31, 2007, EUR 4,856 ($7,147) of the loan granted on July 15, 2006 was repaid. Interest expenses accrued during the year ended December 31, 2007 on account of these loans totaled EUR 10,600 (approximately $14,734).

(b)	As of December 31, 2007, Guenter Thiemann, our CFO and one of our directors, for principal amounts totaling EUR 56,554 (approximately $83,241) as follows:

Principal	Interest Rate	Grant Date	Due Date
EUR 36,000 ($52,988)	6.0%	June 8, 2005	July 31, 2008
	(starting 7/1/06)
EUR 20,554 ($30,253)	6.0%	May 4, 2006	May 4, 2008
	(starting 7/1/06)

During the year, an extension was granted to July 31, 2008 by Mr. Thiemann for the EUR 36,000 loan granted on June 8, 2005. Interest accrued in respect of the above loans during fiscal 2007 totaled EUR 3,728 (approximately $5,110). No amounts were paid to Mr. Thiemann on account of principal or interest during fiscal 2007.

(c)	As of December 31, 2007, we were indebted to Dieter Thiemann, the brother of Guenter Thiemann, lfor principal amounts totaling EUR 49,000 (approximately $72,122) as follows:

Principal	Interest Rate	Grant Date	Due Date
EUR 8,000 ($11,775)	7%	December 13, 2004	December 31, 2009
EUR 2,000 ($2,943)	6%	May 30, 2005	December 31, 2008
EUR 12,000 ($17,663)	5%	September 20, 2006	July 31, 2008
EUR 10,000 ($14,719)	5%	February 2, 2007	July 31, 2008
EUR 12,000 ($17,663)	5%	July 16, 2007	December 31, 2008
EUR 5,000 ($7,359)	5%	August 5, 2007	December 31, 2008

During the year ended December 31, 2007, EUR 3,000 ($4,416) in principal was repaid to Mr. Thiemann for the loan granted Mary 30, 2005. Interest accrued during the year ended December 31, 2007 totaled EUR 2,036 (approximately $2,791).

(d)

As of December 31, 2007, we were indebted to DTB Patente GmbH, a company of which Magdalena Rotthaeuser is a significant shareholder, for principal totaling EUR 92,853 (approximately $136,698) as follows:

Principal	Interest Rate	Grant Date	Due Date
EUR 23,753 ($34,961)	6%	March 2, 2006	March 31, 2008
EUR 11,600 ($17,074)	5%	October 28, 2006	November 30, 2008
EUR 57,500 ($84,663)	5%	January 28, 2007	January 28, 2009

Ms. Rotthaeuser is the wife of Rainer Rotthaeuser, our CEO and one of our directors. During the year ended December 31, 2007, we repaid EUR 36,247 ($53,352) in principal was repaid to DTB Patente. Interest accrued fiscal 2007 totaled EUR 5,800 (approximately $7,924). During the 2007 fiscal year, extension were granted by DTB on the first and second loans to March 31, 2008 and November 30, 2008, respectively.

Subsequent to our December 31, 2007 fiscal year, we received a loan for EUR 6,500 (approximately $9,567) from Dieter Thiemann, bearing interest at a rate of 6% per annum, payable on or before December 31, 2008.

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

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit Fees	$30,500	$29,750
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$30,500	$29,750

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital.(3)

3.3	Certificate of Amendment to Articles of Incorporation – name change to Exploration Drilling International Inc.(9)

Exhibit
Number	Description of Exhibit

3.4	Amended and Restated Bylaws.(8)

4.1	Specimen Common Stock Certificate.(1)

10.1	Option Purchase and Royalty Agreement.(1)

10.2	Amendment to Option Purchase and Royalty Agreement.(2)

10.3

Share Purchase Agreement among the Company, EDI Exploration Drilling International Holding GmbH (“EDI Holding”), EDI Exploration Drilling International GmbH (“EDI Germany”) and Frank Rigney, dated for reference the 5th day of April, 2006.(4)

10.4	Agreement and Deed of Transfer between EDI Holding and the Company dated for reference as of the 26th day of April, 2006.(5)

10.5	2006 Stock Option Plan.(6)

10.6	Joint Operating Agreement Between A. Abuynayyan Trading Corporation and EDI Germany.(7)

10.7	Managing Director Contract between EDI Germany and Rainer Rotthaeuser dated effective as of the 1st day of January, 2005 (translated from German to English).(10)

10.8	Managing Director Contract between EDI Germany and Guenter Thiemann dated effective as of the 1st day of January, 2005 (translated from German to English).(10)

10.9	Loan Agreement for EUR 25,000 with interest at 6% per annum between EDI Germany (as the lender) and Guenter Thiemann (as the borrower) dated December 23, 2005 (translated from German to English).(10)

10.10

Loan Agreement for EUR 115,000 with interest at 6% per annum between EDI Germany (as the lender) and Magdalena Rotthaeuser (as the borrower) dated December 23, 2005 (translated from German to English).(10)

10.11

Addendum to Loan Agreement dated December 23, 2005 between EDI Germany (as the lender) and Magdalena Rotthaeuser (as the borrower), extending due date to December 31, 2006, dated June 25, 2006 (translated from German to English).(10)

10.12

Addendum to Loan Agreement dated December 23, 2005 between EDI Germany (as the lender) and Magdalena Rotthaeuser (as the borrower), extending due date to June 30, 2007, dated December 28, 2006 (translated from German to English).(10)

10.13

Loan Agreement for EUR 15,400 with interest at 3% per annum between EDI Germany (as the lender) and Magdalena Rotthaeuser (as the borrower) dated January 3, 2006 (translated from German to English).(10)

10.14	Loan Agreement for EUR 20,000 with interest at 5% per annum between EDI Holding (as the lender) and EDI Germany (as the borrower) dated July 15, 2006 (translated from German to English).(10)

10.15	Loan Agreement for EUR 3,400 with interest at 6% per annum between EDI Holding (as the lender) and EDI Germany (as the borrower) dated October 28, 2006 (translated from German to English).(10)

10.16	Loan Agreement for EUR 75,000 with interest at 5% per annum between EDI Holding (as the lender) and EDI Germany (as the borrower) dated December 19, 2006 (translated from German to English).(10)

10.17	Loan Agreement for EUR 2,000 with interest at 5% per annum between EDI Holding (as the lender) and EDI Germany (as the borrower) dated December 29, 2006 (translated from German to English).(10)

10.18

Loan Agreement for EUR 1,000 with interest at a rate of 6% per annum between EDI Holding (as the lender) and EDI Germany (as the borrower) dated December 29, 2006 (translated from German to English).(10)

10.19	Loan Agreement for EUR 36,000 without interest between Guenter Thiemann (as the lender) and EDI Germany (as the borrower) dated June 8, 2005 (translated from German to English).(10)

10.20

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as the lender) and EDI Germany (as the borrower), providing for interest at a rate of 6% per annum, dated July 1, 2006 (translated from German to English).(10)

Exhibit
Number	Description of Exhibit

10.21

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as the lender) and EDI Germany (as the borrower), extending due date to December 31, 2007, dated April 22, 2007 (translated from German to English).(10)

10.22	Loan Agreement for EUR 50,000 without interest between Guenter Thiemann (as the lender) and EDI Germany (as the borrower) dated May 4, 2006 (translated from German to English).(10)

10.23	Addendum to Loan Agreement dated May 4, 2006 between Guenter Thiemann (as the lender) and EDI Germany (as the borrower) dated July 1, 2006 (translated from German to English).(10)

10.24

Loan Agreement for EUR 8,000 with interest at 7% per annum between Dieter Thiemann (as the lender) and EDI Germany (as the borrower), providing for interest at a rate of 6% per annum dated December 13, 2004 (translated from German to English).(10)

10.25	Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as the lender) and EDI Germany (as the borrower) dated May 30, 2005 (translated from German to English).(10)

10.26

Addendum to Loan Agreement dated May 30, 2005 between Dieter Thiemann (as the lender) and EDI Germany (as the borrower), extending due date to December 31, 2007, dated December 26, 2006 (translated from German to English).(10)

10.27	Loan Agreement for EUR 12,000 with interest at 5% per annum between Dieter Thiemann (as the lender) and EDI Germany (as the borrower) dated September 20, 2006 (translated from German to English).(10)

10.28

Addendum to Loan Agreement dated September 20, 2006 between Dieter Thiemann (as the lender) and EDI Germany (as the borrower), extending due date to March 22, 2007, dated December 18, 2006 (translated from German to English).(10)

10.29	Loan Agreement for EUR 90,000 with interest at 6% per annum between DTB Patente GmbH (as the lender) and EDI Germany (as the borrower) dated March 2, 2006 (translated from German to English).(10)

10.30

Addendum to Loan Agreement Dated March 2, 2006 between DTB Patente GmbH (as the lender) and EDI Germany (as the borrower), extending the due date to September 30, 2007, dated January 4, 2007 (translated from German to English).(10)

10.31	Loan Agreement for EUR 11,600 with interest at 5% per annum between DTB Patente GmbH (as the lender) and EDI Germany (as the borrower) dated October 28, 2006 (translated from German to English).(10)

10.32	Loan Agreement for EUR 21,000 with interest at 5% per annum between EDI Holding (as the lender) and EDI Germany (as the borrower) dated January 19, 2007 (translated from German to English).(10)

10.33	Loan Agreement for EUR 39,160 with interest at 5% per annum between EDI Holding (as the lender) and EDI Germany (as the borrower) dated February 23, 2007 (translated from German to English).(10)

10.34	Loan Agreement for EUR 1,800 with interest at 5% per annum between EDI Holding (as the lender) and EDI Germany (as the borrower) dated February 23, 2007 (translated from German to English).(10)

10.35	Loan Agreement for EUR 57,500 with interest at 5% per annum between DTB Patente GmbH (as the lender) and EDI Germany (as the borrower) dated January 28, 2007 (translated from German to English).(10)

10.36	Loan Agreement for EUR 10,000, with interest at 6% per annum between Dieter Thiemann (as the lender) and EDI Germany (as the borrower) dated February 2, 2007 (translated from German to English).(10)

10.37

Loan Agreement for EUR 23,000 with interest at 7% per annum between Albert and Margareta Meyer (as the lenders) and EDI Germany (as the borrower) dated July 6, 2006 (translated from German to English).(10)

Exhibit
Number	Description of Exhibit

10.38

Addendum to Loan Agreement dated September 20, 2006 between Dieter Thiemann (as lender) and EDI Germany (as borrower), extending due date to December 31, 2007, dated June 26, 2007 (translated from German to English).(11)

10.39

Addendum to Loan Agreement dated February 2, 2007 between Dieter Thiemann (as lender) and EDI Germany (as borrower), extending the due date to December 31, 2007, dated June 28, 2007 (translated from German to English).(11)

10.40

Addendum to Loan Agreement dated July 15, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2007, dated July 15, 2007 (translated from German to English).(11)

10.41	Loan Agreement for EUR 12,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated July 16, 2007 (translated from German to English).(11)

10.42	Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated August 5, 2007 (translated from German to English).(11)

10.43	Loan Agreement for EUR 40,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 9, 2007 (translated from German to English).

10.44	Loan Agreement for EUR 10,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 12, 2007 (translated from German to English).(12)

10.45	Loan Agreement for EUR 15,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 20, 2007 (translated from German to English).(12)

10.46	Loan Agreement for EUR 35,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 30, 2007 (translated from German to English).(12)

10.47

Addendum to Loan Agreement dated October 28, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to June 30, 2008, dated September 1, 2007 (translated from German to English).(12)

10.48	Loan Agreement for EUR 33,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated September 11, 2007 (translated from German to English).(12)

10.49	Loan Agreement for EUR 24,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated September 19, 2007 (translated from German to English).(12)

10.50

Addendum to Loan Agreement dated March 2, 2006 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2008, dated September 25, 2007 (translated from German to English).(12)

10.51	Loan Agreement for EUR 12,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated September 26, 2007 (translated from German to English).(12)

10.52	Consulting Agreement dated February 13, 2008 between the Company and Jesko Beck.(13)

10.53	Loan Agreement for EUR 9,400 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated October 12, 2007 (translated from German to English).

10.54

Addendum to Loan Agreement dated October 28, 2006 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to November 30, 2008, dated November 1, 2007 (translated from German to English).

10.55	Loan Agreement for EUR 15,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated November 16, 2007 (translated from German to English).

Exhibit
Number	Description of Exhibit

10.56	Loan Agreement for EUR 6,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated November 23, 2007 (translated from German to English).

10.57

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 25, 2007 (translated from German to English).

10.58

Addendum to Loan Agreement dated May 30, 2005 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated December 26, 2007 (translated from German to English).

10.59

Addendum to Loan Agreement dated September 20, 2006 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 26, 2007 (translated from German to English).

10.60

Addendum to Loan Agreement dated February 2, 2007 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).

10.61

Addendum to Loan Agreement dated December 29, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).

10.62

Addendum to Loan Agreement dated July 15, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).

10.63

Addendum to Loan Agreement dated December 29, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).

10.64	Loan Agreement for EUR 29,383 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 30, 2007 (translated from German to English).

10.65	Loan Agreement for EUR 6,500 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated January 18, 2008 (translated from German to English).

10.66

Addendum to Loan Agreement dated January 19, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated January 20, 2008 (translated from German to English).

10.67

Addendum to Loan Agreement dated January 28, 2007 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to January 28, 2009, dated January 22, 2008 (translated from German to English).

10.68

Addendum to Loan Agreement dated February 23, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated February 20, 2008 (translated from German to English).

10.69

Addendum to Loan Agreement dated February 23, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated February 23, 2008 (translated from German to English).

10.70	Technology License Agreement between EDI Germany and EDI Turkey, dated effective as of March 28, 2008.

21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2006.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2006.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 28, 2006.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2006.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on May 16, 2007.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on August 20, 2007.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 19, 2007.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 20, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORATION DRILLING INTERNATIONAL INC.

Date: April 15, 2008	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
Chief Executive Officer and President
(Principal Executive Officer )

Date: April 15, 2008	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Date: April 15, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2008	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
Chief Executive Officer and President
(Principal Executive Officer )
Director

Date: April 15, 2008	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer and Treasurer
(Principal Accounting Officer)
Director

Date: April 15, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary