Form 10-Q
period 2008-03-31
EXPLORATION DRILLING INTERNATIONAL INC.
filed 2008-05-20
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

49-251-980-2030
(Registrant's telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2008, the registrant had 115,952,011 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “EDI USA,” and the “Company” mean Exploration Drilling International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

EXPLORATION DRILLING INTERNATIONAL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

March 31, 2008
(Unaudited)

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current Assets
Other receivables	$25,077	$20,674
Loans receivable -related parties (Note 6)	8,781	9,610
Prepaids	11,405	24,942
Deferred tax asset, less valuation allowance of $3,807,779 (2007 -$2,515,492)	-	-
Total Current Assets	45,263	55,226

Equipment (Note 4)	204,926	210,587
Patents (Note 4)	218,942	204,770

Total Assets	$469,131	$470,583

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank indebtedness	$36,377	$53,182
Accounts payable and accrued liabilities	550,853	463,879
Accounts payable and accrued liabilities –related parties (Note 6)	162,335	117,501
Loans payable -current (Notes 5 and 6)	1,574,846	1,377,931
Total Current Liabilities	2,324,411	2,012,493

Loans payable (Notes 5)	141,396	129,920

Total Liabilities	2,465,807	2,142,413

Commitments (Note 10)

Stockholders’ Deficiency
Common stock (Note 7)
Authorized
1,000,000,000 common shares, par value $0.001
Issued and outstanding
March 31, 2008 -116,202,011
December 31, 2007 -112,567,396	116,202	112,567
Additional paid-in capital	9,372,427	8,438,228
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(285,954)	(162,044)
Deficit accumulated during the development stage	(11,199,351)	(10,060,581)
Total Stockholders’ Deficiency	(1,996,676)	(1,671,830)

Total Liabilities and Stockholders’ Deficiency	$469,131	$470,583

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars) (Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to March 31,	March 31,	March 31,
	2008	2008	2007

EXPENSES

Amortization	$166,120	$20,586	$15,375
Management fees	1,109,099	54,624	81,595
Professional fees	2,922,975	954,586	49,216
Selling, general and administrative	2,793,436	89,244	299,834
Stock compensation expense	3,681,244	-	-
Foreign currency (gain) loss	10,017	(462)	488

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	10,682,891	1,118,578	446,508

OTHER ITEMS

Interest income	(22,280)	(459)	(2,769)
Interest expense	192,722	21,519	29,829
Miscellaneous income	(868)	(868)	-
Loss on disposal of capital assets	5,377	-	2,963
Write down of patents	237,953	-	-
Write down of loans receivable –related parties (Note 6)	103,556	-	-

LOSS BEFORE INCOME TAXES	11,199,351	1,138,770	476,531

Provision for income taxes	-	-	-

NET LOSS	11,199,351	1,138,770	476,531

OTHER COMPREHENSIVE (INCOME) LOSS

Foreign currency translation adjustment	285,954	123,910	(24,870)

COMPREHENSIVE LOSS	$11,485,305	$1,262,680	$451,661

BASIC AND DILUTED NET LOSS PER SHARE		$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		112,879,145	102,706,285

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars) (Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to March 31,	March 31,	March 31,
	2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(11,199,351)	$(1,138,770)	$(476,531)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	166,120	20,586	15,375
Stock compensation expense	3,681,244	-	-
Loss on disposal of capital asset	5,377	-	2,963
Write down of patents	237,953	-	-
Write down of loans receivable –related parties	103,556	-	-
Issuance of capital stock for services	1,580,000	860,000	-
Change in operating assets and liabilities:
Decrease (increase) in other receivables	44,405	(2,746)	30,023
Increase in accrued interest receivable	(20,671)	(33)	(2,769)
Decrease (increase) in prepaid expenses	(6,834)	14,547	1,552
Increase in accounts payable and accrued liabilities	418,580	56,539	60,113
Increase in accounts payable and accrued liabilities –related parties	141,627	34,456	-
Increase in accrued interest payable	141,320	21,519	29,561

Net cash used in operating activities	(4,706,674)	(133,902)	(339,713)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans receivable	(164,614)	1,481	-
Acquisition of equipment, net of disposal proceeds	(318,783)	-	5,504
Acquisition of patents	(384,337)	-	(4,847)

Net cash provided by (used) in investing activities	(867,734)	1,481	657

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	36,377	(16,805)	-
Cash acquired from Invision Capital, Inc.	81,587	-	-
Issuance of capital stock for cash, net of issuance costs	2,719,165	77,833	-
Contributed capital	1,475,540	-	-
Loans payable	1,345,101	81,975	330,700

Net cash provided by financing activities	5,657,770	143,003	330,700

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	(83,362)	(10,582)	(2,092)

NET DECREASE IN CASH	-	-	(10,448)

CASH, BEGINNING OF PERIOD	-	-	23,877

CASH, END OF PERIOD	$-	$-	$13,429

Supplemental Disclosure with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
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

Effective October 16, 2006, the Company changed its name from Invision Capital, Inc. to Exploration Drilling International Inc.

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2008 and for all periods presented, have been included. Interim results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
March 31, 2008
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

The unaudited consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

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
March 31, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Prepaid expenses

Prepaid expenses consist primarily of prepaid vehicle lease and travel expenses,

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
March 31, 2008
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

The Company's financial instruments consist of loans receivable –related parties, other receivables, bank indebtedness, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties loans payable –current and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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
March 31, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(m)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of March 31, 2008 and 2007, the Company’s potentially dilutive securities, stock options and warrants, have been excluded from the weighted average number of shares outstanding as they were anti-dilutive.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(q)	Recent accounting pronouncements (continued)

FASB Staff Position (“FSP”) 157-2 delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP 157-2. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Earlier adoption is permitted. The Company is currently reviewing the provisions of SFAS 161 and has not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of SFAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

	(r)	Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

4.	EQUIPMENT AND PATENTS Equipment

	March 31,	December 31,
	2008	2007

Well system	$2,192	$2,105
Technical equipment and machinery	315,280	302,900
Office and other equipment	30,246	29,058
Software	14,670	14,094
	362,388	348,157
Accumulated amortization	(157,462)	(137,570)

Net book value	$204,926	$210,587

Patents and trademarks

	March 31,	December 31,
	2008	2007

Trademarks	$99,581	$92,898
Patents	121,968	113,783
	221,549	206,681
Accumulated amortization	(2,607)	(1,911)

Net book value	$218,942	$204,770

During the year ended December 31, 2007, the Company wrote down patents totaling $237,953 as the recoverability of the carrying amount of the assets was uncertain. During the three months ended March 31, 2008 and 2007, the Company did not amortize $190,022 and $363,498 of its patents and trademarks as the patents have not yet been awarded and/or they have not begun to generate revenues and the trademarks have indefinite lives. Capitalized amounts relate solely to legal and advisory costs incurred in registration of the patents and trademarks.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

5.	LOANS PAYABLE -CURRENT

During the three months ended March 31, 2008, a loan was granted from a third party company for Euro 13,000 (US $20,527). The loan bears interest at 3% per annum and was due April 25, 2008. On April 25, 2008, the loan was extended to May 14, 2008 and on May 14, 2008, the loan was extended to June 30, 2008.

During the year ended December 31, 2007, two loans were granted from a third party individual for Euro 33,000 (US $52,108) and Euro 50,000 (US $78,952). The loans bear interest at 6% per annum and were due February 19, 2008 and March 14, 2008, respectively. On February 19, 2008 and March 10, 2008, the loans were extended to July 31, 2008 and August 14, 2008, respectively.

During the year ended December 31 2006, several loans were granted from a third party individual totaling Euro 400,000 (US $631,612). The loans earned interest at 6% per annum. During the year ended December 31, 2007, the total loans of Euro 400,000 (US $631,612) and interest of Euro 10,000 (US $15,790) was repaid. At March 31, 2008, Euro 31,273 (US $49,381) of interest was still outstanding.

During the year ended December 31, 2006, a loan was granted from a third party individual for Euro 23,000 (US $36,318). The loan bears interest at 7% per annum and was due July 7, 2007. On July 3, 2007, the loan was extended to June 30, 2008. The Company has the option of repaying the principal and interest by issuing 12,305 shares of the Company’s common stock if the lender is notified in writing one month before the due date.

During the year ended December 31, 2006, several loans were granted from a third party individual totaling Euro 53,000 (US $83,689). During the year ended December 31, 2007, Euro 6,600 (US $10,422) of the first loan granted was repaid. During the three months ended March 31, 2008, an additional Euro 500 (US $790) of the first loan granted was repaid. The loans bear interest at 5% per annum and were due December 31, 2006. During the year ended December 31, 2007, the loans were extended. The loans are due as follows.

Principal	Due Date

Euro 12,900 (US $20,369)	July 31, 2008
Euro 15,000 (US $23,685)	July 31, 2008
Euro 18,000 (US $28,423)	July 31, 2008

During the year ended December 31, 2007, two loans were granted from a third party company for Euro 40,000 (US $63,161) and Euro 15,000 (US $23,685). The first loan bears interest at 5% per annum and was due September 28, 2007. The second loan bears interest at 6% per annum and was due December 31, 2007. During the year ended December 31, 2007, both loans were extended to April 30, 2008. On April 29, 2008, both loans were extended to August 31, 2008.

During the year ended December 31, 2006, two loans were granted from a third party company for Euro 30,000 (US $47,371) and Euro 25,000 (US $39,476). The loans bear interest at 5% per annum and were due November 2, 2007 and November 23, 2007, respectively. During the year ended December 31, 2007, both loans were extended to April 30, 2008. On April 29, 2008, both loans were extended to August 31, 2008.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

5.	LOANS PAYABLE –CURRENT (continued)

During the year ended December 31, 2007, two loans were granted from a third party company for $20,000 and $25,000. The loans bear interest at 8% per annum, compounded annually and are due on demand.

During the year ended December 31, 2006, a loan was granted from a third party company for $100,000. During the year ended December 31, 2007, $16,700 was repaid. The loan bears interest at 8% per annum, compounded annually, and was due March 20, 2008. On March 20, 2008, the loan was verbally extended with the same terms and is due on demand.

6.	RELATED PARTY TRANSACTIONS

Loans Receivable

During the year ended December 31, 2006, a loan was granted to a former shareholder of EDI totaling Euro 990 (US $1,563). The loan bears interest at 3% per annum and was due January 5, 2008. On December 28, 2007, the loan was extended to July 31, 2008. During the three months ended March 31, 2008, the loan of Euro 990 (US $1,563) and interest of Euro 69 (US $108) was repaid.

During the year ended December 31, 2006, a loan was granted to an individual related to a officer and director of the Company for Euro 15,400 (US $22,667). At the time of the grant, the officer and director of the Company was also a managing director of EDI. On December 31, 2007, Euro 641 (US $944) of accounts payable was offset against the principal of the loan receivable. The loan bears interest at 3% per annum and was due January 5, 2008. On April 17, 2007, the Company made an immediate demand for repayment and the loan was in default. On December 31, 2007, the Company wrote down the loan and interest receivable totaling Euro 15,702 (US $23,111) to the statement of operations.

During the year ended December 31, 2005, a loan was granted to a former shareholder of EDI for Euro 10,000 (US $15,790). On December 31, 2007, Euro 5,772 (US $9,114) of accounts payable was offset against the principal of the loan receivable. The loan bears interest at 6% per annum and was due on December 31, 2006. During the year ended December 31, 2006, the loan was extended to June 30, 2007. During the year ended December 31, 2007, the loan was extended to August 31, 2008.

During the year ended December 31, 2005, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI, for Euro 115,000 (US $169,267). During the year ended December 31, 2007, Euro 72,000 (US $105,976) was repaid. The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 30, 2007. On April 17, 2007, the Company made an immediate demand for repayment and the balance of the loan was in default. On December 31, 2007, the Company wrote down the remaining balance of loan and interest receivable totaling Euro 54,654 (US $80,445) to the statement of operations.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

Loans Payable –Current

During the three months ended March 31, 2008, several loans were granted from EDI Holding totaling Euro 36,019 (US $56,876). The loans bear interest at 5% per annum and are due as follows:

Principal	Due Date

Euro 5,000 (US $7,895)	December 31, 2008
Euro 25,000 (US $39,476)	December 31, 2008
Euro 6,019 (US $9,505)	December 31, 2008

During the year ended December 31, 2007, several loans were granted from EDI Holding totaling Euro 290,744 (US $459,093). The loans bear interest at 5% per annum. During the three months ended March 31, 2008, the first three loans were extended. The loans are due as follows:

Principal	Due Date

Euro 21,000 (US $33,160)	December 31, 2008
Euro 39,160 (US $61,835)	December 31, 2008
Euro 1,800 (US $2,842)	December 31, 2008
Euro 40,000 (US $63,161)	August 10, 2008
Euro 10,000 (US $15,790)	August 14, 2008
Euro 15,000 (US $23,685)	August 22, 2008
Euro 35,000 (US $55,266)	August 31, 2008
Euro 33,000 (US $52,108)	September 13, 2008
Euro 24,000 (US $37,897)	September 21, 2008
Euro 12,000 (US $18,949)	September 28, 2008
Euro 9,400 (US $14,843)	December 31, 2008
Euro 15,000 (US $23,685)	December 31, 2008
Euro 6,000 (US $9,474)	December 31, 2008
Euro 29,384 (US $46,398)	December 31, 2008

During the year ended December 31, 2006, several loans were granted from EDI Holding totaling Euro 26,400 (US $41,686). During the year ended December 31, 2007, Euro 4,856 (US $7,667) of the first loan granted was repaid. During the year ended December 31, 2007, all of the loans were extended. The loans bear interest and are due as follows:

Principal	Interest	Due Date

Euro 15,144 (US $23,913)	5%	July 31, 2008
Euro 3,400 (US $5,369)	6%	June 30, 2008
Euro 2,000 (US $3,158)	5%	July 31, 2008
Euro 1,000 (US $1,579)	6%	July 31, 2008

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

6.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the year ended December 31, 2005, a loan was granted from an officer and director of the Company and a managing director of EDI, for Euro 36,000 (US $56,845). During the year ended December 31, 2006, an additional loan for Euro 50,000 (US $78,952) was granted. On December 31, 2006, two loans receivable, including principal and interest, totaling Euro 29,446 (US $46,496) were posted as a payment against the second loan payable. The first loan bears interest at 6% per annum and was due December 31, 2007. During the year ended December 31, 2007, the loan was extended to July 31, 2008. The second loan bears interest at 6% and is due May 4, 2008. On May 2, 2008, the loan was extended to December 31, 2008.

During the year ended December 31, 2007, a loan was granted from a company with a shareholder related to an officer and director of the Company for Euro 57,500 (US $90,794). At the time of the grant, the officer and director of the Company was also a managing director of EDI. The loan bears interest at 5% per annum and was due February 5, 2008. On January 22, 2008, the loan was extended to January 28, 2009.

During the year ended December 31, 2006, two loans were granted from a company with a shareholder related to an officer and director of the Company for Euro 90,000 (US $142,113) and Euro 11,600 (US $18,317). At the time of the grants, the officer and director of the Company was also a managing director of EDI. On October 4, 2006 and during the year ended December 31, 2007, Euro 30,000 (US $47,371) and Euro 36,247 (US $57,235) of the first loan granted, respectively, were repaid. During the three months ened March 31, 2008, an additional Euro 235 (US $372) of the first loan granted was repaid. The first loan bears interest at 6% and was due March 31, 2007. During the year ended December 31, 2007, the first loan was extended to March 31, 2008. The second loan bears interest at 5% per annum and was due November 30, 2007. During the year ended December 31, 2007, the second loan was extended to November 30, 2008.

During the three months ended March 31, 2008, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI for Euro 6,500 (US $10,264). The loan bears interest at 6% per annum and is due December 31, 2008.

During the year ended December 31, 2007, several loans were granted from an individual related to an officer and director of the Company and a managing director of EDI, totaling Euro 27,000 (US $42,634). The loans bear interest at 6%. The loans have been extended are due as follows:

Principal	Due Date

Euro 10,000 (US $15,790)	July 31, 2008
Euro 12,000 (US $18,949)	December 31, 2008
Euro 5,000 (US $7,895)	December 31, 2008

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

6.	RELATED PARTY TRANSACTIONS (continued) Loans Payable –Current (continued)

During the year ended December 31, 2006, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI for Euro 12,000 (US $18,948). The loan bears interest at 6% per annum and was due December 31, 2006. During the year ended December 31, 2006, the loan was extended to December 31, 2007. During the year ended December 31, 2007, the loan was extended to July 31, 2008.

During the year ended December 31, 2005, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 5,000 (US $7,895). During the year ended December 31, 2007, Euro 3,000 (US $4,737) of the loan was repaid. The loan bears interest at 6% per annum. During the year ended December 31, 2006, the loan was extended to March 22, 2007. During the year ended December 31, 2007, the loan was extended to December 31, 2008.

Loans Payable

During the year ended December 31, 2006, a loan was granted from EDI Holding for Euro 75,000 (US $118,427). The loan bears interest at 5% per annum and is due on December 21, 2009.

During the year ended December 31, 2004, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 8,000 (US $12,632). The loan bears interest at 6% per annum and is due on December 31, 2009.

Other

At March 31, 2008 and December 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 89,025 (US $140,573) and Euro 69,741 (US $102,651), respectively, owed to current and former managing directors of EDI for management fees and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At March 31, 2008 and December 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 12,882 (US $20,341) and Euro 10,089 (US $14,850, respectively, owed to a managing director of EDI for the company use of his private vehicle and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At March 31, 2008, included in accounts payable and accrued liabilities –related parties is $1,422 owed to an officer of the Company for consulting fees and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest-bearing and due on demand.

Consulting fees paid to an officer of the Company for the three months ended March 31, 2008 and 2007 totaled $3,000 and $3,000, respectively. Management fees paid to the managing directors of EDI for the three months ended March 31, 2008 and 2007 totaled Euro 34,500 (US $54,624) and Euro 60,000 (US $78,595), respectively.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
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

On September 28, 2006, the Company issued 714,285 units at a price of $0.70 per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of $500,000. Each warrant entitled the holder to purchase an additional share of the Company’s common stock at a price of $0.70 per share for a period of one year from the date of closing (expired).

On April 2, 2007, the Company issued 1,736,111 units at a price of Euro 0.288 (US $0.383) per unit, for total proceeds of Euro 500,000 ($667,468) in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.288 (US $0.383) per share for a period of one year from the date of closing (subsequently expired). A finder’s fee of 10% of the proceeds in cash was paid on closing of the private placement.

On May 4, 2007, the Company issued 1,875,000 units at a price of $0.32 per unit, for total proceeds of $600,000 in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional share of the Company’s common stock at a price of US $0.32 per share for a period of one year from the date of closing (subsequently expired). A finder’s fee of 10% of the proceeds in cash was paid on closing of the private placement.

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
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

7.	COMMON STOCK (continued)

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

On February 27, 2008, the Company issued 3,000,000 units at a price of $0.27 per unit, for consulting services with an aggregate value totaling $810,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.34 per share for a period of one year from the date of closing.

On February 27, 2008, the Company issued 250,000 units at a price of $0.20 per unit, for consulting services with an aggregate value totaling $50,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.25 per share for a period of one year from the date of closing.

On March 14, 2008, the Company issued 384,615 units at a price of Euro 0.13 (US $0.20) per unit, for total proceeds of Euro 50,000 (US $77,833) in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.17 (US $0.27) per share for a period of one year from the date of closing.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
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

		Weighted
	Number	Average
		Exercise Price

Options outstanding, December 31, 2007	10,300,000	$0.94
Granted	-	-
Exercised	-	-
Expired	-	-
Options outstanding, March 31, 2008	10,300,000	$0.94
Options exercisable, March 31, 2008	4,310,000	$1.00

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

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

8.	STOCK OPTIONS AND WARRANTS (continued) Stock Options (continued)

A summary of stock options outstanding at March 31, 2008 is as follows:

	Outstanding Options			Exercisable Options
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise		Contractual	Exercise		Contractual	Exercise
Price	Number	Life	Price	Number	Life	Price

$1.00	200,000	8.08	$1.00	100,000	8.08	$1.00
$1.00	6,390,000	7.08	$1.00	2,560,000	7.08	$1.00
$1.00	1,380,000	6.08	$1.00	620,000	6.08	$1.00
$1.00	1,030,000	4.08	$1.00	1,030,000	4.08	$1.00
$0.45	1,000,000	6.00	$0.45	-	-	$0.00
$0.45	250,000	7.00	$0.45	-	-	$0.00
$0.45	50,000	7.00	$0.45	-	-	$0.00

The aggregate intrinsic value for options vested and unvested as of March 31, 2008 and December 31, 2007 is $Nil.

On May 5, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	89.35%
Weighted average expected life of options	5 years

On September 11, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.07%
Dividend yield rate	0.00%
Price volatility	155.55%
Weighted average expected life of options	5 years

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

8.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

On September 12, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.11%
Dividend yield rate	0.00%
Price volatility	155.59%
Weighted average expected life of options	5 years

There remain a total of $3,378,676 compensation costs for unvested options which will be expensed in future periods.

Warrants

		Weighted
		Average
	Number	Exercise Price

Warrants outstanding, December 31, 2007	9,861,111	$0.34
Granted	3,634,615	0.33
Exercised	-	-
Expired	-	-
Warrants outstanding, March 31, 2008	13,495,726	$0.34
Warrants exercisable, March 31, 2008	13,495,726	$0.34

A summary of warrants outstanding at March 31, 2008, is as follows:

Date	Issued	Outstanding	Exercise Price	Expiry Date

April 2, 2007	1,736,111	1,736,111	Euro 0.288 (US $0.383)	April 2, 2008
				(subsequently expired)
May 4, 2007	1,875,000	1,875,000	$ 0.32	May 4, 2008
				(subsequently expired)
June 28, 2007	3,000,000	3,000,000	$ 0.30	June 28, 2008
November 12, 2007	3,250,000	3,250,000	$ 0.35	November 12, 2008
February 27, 2008	3,000,000	3,000,000	$ 0.34	February 27, 2009
February 27, 2008	250,000	250,000	$ 0.25	February 27, 2009
March 14, 2008	384,615	384,615	Euro 0.17 (US $0.27)	March 14, 2009

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

9.	SEGMENT INFORMATION

The Company’s operations following the acquisition of EDI are conducted in one reportable segment, being the distribution and maintenance of water exploration machinery and equipment and the provision of related services in Germany. All the Company’s equipment, patents and trademarks are in Germany.

10.	COMMITMENTS

On October 1, 2007, EDI entered into a lease agreement for office space that requires monthly lease payments of Euro 862 (US $1,260).

On August 1, 2007, EDI entered into a managing service contract with a managing director of EDI effective August 1, 2007 to pay monthly management fees of Euro 10,000 (US $15,790). The contract may be terminated by giving written notice of twelve months and ends without notice at the end of the month in which the managing director turns 65 years of age.

On August 1, 2006, EDI entered into a lease agreement for office space on a month-to-month basis that requires monthly lease payments of Euro 1,260 (US $1,990). The lease agreement was cancelled effective November 1, 2007.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 (US $158) per hour. The contract terminated on December 31, 2007.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 (US $158) per hour. The contract terminated on December 31, 2007.

On July 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 600 (US $947) plus taxes. The lease agreement was cancelled in August 2007 and the written notice of three months was waived.

On July 1, 2005, EDI entered into a freelance agreement with an individual effective July 1, 2005, to pay monthly consulting fees of Euro 8,000 (US $12,632). The contract may be terminated at the end of each calendar quarter by giving written notice of six months. The agreement has been terminated by a settlement agreement dated July 2, 2007. EDI is required to pay a total of Euro 6,000 (US $9,474) per month under the terms of two settlement agreements for a period of two years beginning August 1, 2007.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

10.	COMMITMENTS (continued)

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $15,903) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 19,000 (US $30,002) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US $15,903) per month. Effective January 1, 2007, the managing director agreed to decrease the monthly management fee to Euro 1,500 (2,369).

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $15,903) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 16,000 (US $25,264) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US $15,903) per month. Effective January 1, 2008 the contract was terminated effective immediately.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2008
(Unaudited)

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
	Amounts from	Three	Three
	Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to March 31,	March 31,	March 31,
	2008	2008	2007

Cash paid for:
Interest	$51,198	$-	$-
Income taxes	$-	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (December 7, 2004) March 31, 2008, the Company issued 50,000,000 common shares for the acquisition of EDI.

During the three months ended March 31, 2008, 3,000,000 units were issued for consulting services with an aggregate value totaling $810,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.34 per share for a period of one year from the date of closing.

During the three months ended March 31, 2008, 250,000 units were issued for consulting services with an aggregate value totaling $50,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.25 per share for a period of one year from the date of closing.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

INTRODUCTION

The following summarizes our plan of operation for our 2008 fiscal year and our results of operation for the three months ended March 31, 2008. The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since the end of our December 31, 2007 fiscal year:

1.

On February 13, 2008, we entered into a consulting agreement with Mr. Jesko Beck whereby Mr. Beck agreed to provide us with investor relations services for a one year period, ending on February 28, 2009. In consideration for the services to be provided by Mr. Beck, we issued 250,000 shares of our common stock and share purchase warrants entitling Mr. Beck to purchase an additional 250,000 shares of our common stock at a price of $0.25 per share, expiring on February 26, 2009. Mr. Beck represented that he was not a U.S. person as defined in Regulation S of the United States Securities Act of 1933 (the “Securities Act”), and provided representations indicating that he was acquiring our securities for investment purposes only and not with a view towards distribution.

2.

On February 27, 2008, we issued 3,000,000 units at a price of $0.27 per unit to R.V. Investment Group & Holding Inc. (“R.V. Investment”) in consideration for services provided by R.V. Investment relating to the development of potential business opportunities in Turkey. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.34 per share for a period ending February 26, 2009. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. R.V. Investment represented that it was not a U.S. person as defined in Regulation S of the Securities Act, and provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

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

4.

In March, 2008, our wholly-owned subsidiary, EDI Exploration Drilling International GmbH (“EDI Germany”) established a joint venture company in Turkey called EDI Sondaj Insaat Makine Sanayi Ticaret Anonim Sirketi (“EDI Turkey”). EDI Germany owns a 25% interest in EDI Turkey. Dirk Beisemann, a consultant to EDI Germany, will also own a 25% interest in EDI Turkey, with Turkish nationals Mehmet Kurtbay, Serdar Kaya and Omer Faruk each owning 25%, 13% and 12%, respectively. Mr. Kurtbay will act as CEO of EDI Turkey. EDI Turkey will be utilized by the parties to seek out business opportunities in Turkey for EDI’s proprietary technologies.

5.

On March 28, 2008, EDI Germany entered into a Technology License Agreement (the “EDI Turkey License Agreement”) with EDI Turkey whereby EDI Germany granted a license to EDI Turkey for the exclusive use of its proprietary technologies, known as the EDI Fluid Finder, EDI Medium Changer, EDI Water Save and EDI Suspension, in Turkey for a period of two years. In consideration of this license grant, EDI Turkey agreed to pay EDI Germany $50,000 within two years of entering into the EDI Turkey License Agreement, with minimum installment payments of $2,000 per month. The EDI Turkey License Agreement calls for additional payments equal to 10% of net profits, if any, from any drilling projects undertaken by EDI Turkey. If EDI Turkey fails to secure any drilling projects utilizing EDI Germany’s technologies within one year after the date the agreement was executed, its license rights will become non- exclusive.

PLAN OF OPERATION

During our 2008 fiscal year, we will continue to seek to gain market penetration for our products and processes within the drilling industry. In order to do so, we will seek to use our business contacts and will obtain the assistance of business consultants with local and international connections. Over the next year, we will focus on developing relationships and contacts in Germany, the Middle East and Southeastern Europe, Asia and Southern Africa.

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

In March 2008, we conducted a geothermal drilling project for a planned construction project in Southern Germany. No significant adaptations were required to our existing technologies for this project. Following the completion of this project, EDI Germany received numerous inquiries regarding the use of our drilling technologies to exploit near surface geothermal resources. Although no contracts have been signed, we now intend to offer one-stop services for the planning and execution of near-surface geothermal projects. This would include identification of thermal energy requirements, installation planning, measuring geothermal gradients of the subsoil, and the possible exploitation of groundwater and thermal water resources.

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

(f)

Turkey: In Turkey’s largest city, the water supply infrastructure is currently inadequate to sustain the growth of its population. In March, 2008, EDI Germany formed EDI Turkey, a joint venture company, with influential members of Turkey’s drilling and water supply industries. EDI Germany owns a 25% interest in EDI Turkey. EDI Turkey will seek out business opportunities in Turkey for EDI’s proprietary technologies.

In addition, we will also explore opportunities for our products and services in other international markets, focusing primarily on countries where there is an established need for water well drilling technologies and services.

We anticipate that we will require approximately EUR 1,000,000 (approximately $1,579,030) to complete our plan of operation over the next twelve months. The majority of this amount will be spent on financing our business operations, marketing presentations, product demonstrations, and legal and other consulting fees associated with establishing our presence in international markets. In addition, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees we expect to incur in meeting ongoing reporting obligations under United States securities laws.

RESULTS OF OPERATIONS

First Quarter Summary
	Three Months Ended	Three Months Ended	Percentage
	March 31, 2008	March 31, 2007	Increase / (Decrease)
Revenue	$ --	$ --	n/a
Expenses	(1,118,578)	(446,508)	(150.5)%
Net Loss Before Other Items	$(1,118,578)	$(446,508)	(150.5)%

Revenue

We did not earn any revenues during the three months ended March 31, 2008. We are scheduled to begin working on drilling projects in Pakistan, and hope to earn revenue from the work performed on those projects. However, our objectives in performing these contracts are demonstrating the efficacy of our technologies and processes and obtaining market penetration. As a result, there is a substantial possibility that these projects will be operated at a loss.

As we are still in the process of establishing ourselves in the marketplace, even if we are successful in earning revenues, those revenues are likely to be subject to significant fluctuations and will be difficult to reliably predict.

Expenses

Our major components of our expenses for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended	Three Months Ended	Percentage
	March 31, 2008	March 31, 2007	Increase / (Decrease)
Amortization	$20,586	$15,375	33.9%
Management Fees	54,624	81,595	(33.1)%
Professional Fees	954,586	49,216	1,839.6%
Selling, General and Administrative	89,244	299,834	(70.2)%
Foreign currency loss	(462)	488	(194.7)%
Total Expenses	$1,118,578	$446,508	150.5%

Management Fees

Management fees paid during the period are comprised of amounts paid or earned by our officers and directors and the executive officers of EDI Germany during the three months ended March 31, 2008 and 2007. Management fees paid during the three months ended March 31, 2008 decreased from amounts paid during the comparable period in 2007. This is primarily due to the fact that Rainer Rotthaeuser, our Chief Executive Officer and a member of our Board of Directors, resigned as a managing director of EDI Germany, and no longer collects a management fee, and to the fact that Guenter Thiemann, our Chief Financial Officer and also a member of our Board of Directors, agreed to reduce his management fee to EUR 1,500 per month commencing on January 1, 2008.

Professional Fees

Professional fees for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended	Three Months Ended	Percentage
	March 31, 2008	March 31, 2007	Increase / (Decrease)
Accounting and Tax Fees	$27,953	$20,063	39.3%
Consulting Fees	874,460	20,350	4,197.1%
Legal Fees	52,173	8,803	4,926.7%
Total	$954,586	$49,216	1,839.6%

Accounting and tax fees are comprised of amounts paid to independent auditors, accountants and tax consultants for the preparation and audit of our financial statements and for general tax advice.

Consulting fees include amounts paid to outside consultants for services provided in connection with preparing marketing and promotional materials, developing international business contacts and business opportunities and improving our technologies. During the three months ended March 31, 2008, we recorded consulting fees of $50,000 for investor relations services to be provided by Mr. Jesko Beck and $810,000 for certain business development services provided by R.V. Investment Group & Holding Inc. See “Recent Corporate Developments.”

Legal fees include amounts paid in connection with meeting our reporting obligations under the Exchange Act and for general legal services related to the operation of our business. The legal fees we incurred during the three months ended March 31, 2008 were significantly more than the legal fees we incurred during the same period in 2007. Additional legal fees incurred during 2008 were primarily related to general legal services provided in connection with our business development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 consisted of the following major components:

	Three Months Ended	Three Months Ended	Percentage
	March 31, 2008	March 31, 2007	Increase / (Decrease)
Marketing and Promotion	$1,768	$32,240	(94.5)%
Travel	37,501	25,959	44.5%
Wages and Benefits	24,352	127,995	(81.0)%
Miscellaneous	25,623	113,640	(77.5)%
Total	$89,244	$299,834	(70.2)%

Miscellaneous expenses decreased significantly from the three month period ended March 31, 2007 as we closed our office in Austria. Wages and benefits decreased primarily as a result of the termination of two employees associated with the closing of our office in Austria.

Other Items

	Three Months Ended	Three Months Ended	Percentage
	March 31, 2008	March 31, 2007	Increase / (Decrease)
Interest Income	$(459)	$(2,769)	(83.4)%
Interest Expense	21,519	29,829	(27.9)%
Loss on Disposal of Capital	(868)	-	n/a
Asset
	$20,192	$27,060	(25.4)%

Interest income during the three months ended March 31, 2008 and 2007 is primarily made up of interest accrued from loans made by EDI Germany to certain of its former shareholders, to certain of its officers and directors, and to persons related to officers and directors of EDI Germany prior to our acquisition of that company.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2008	At December 31, 2007	Increase / (Decrease)
Current Assets	$45,263	$55,226	(18.0)%
Current Liabilities	(2,324,411)	(2,012,493)	15.5%
Working Capital (Deficit)	$(2,279,148)	$(1,957,267)	16.4%

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows used in Operating Activities	$(133,902)	$(339,713)
Cash Flows from (used in) Investing Activities	1,481	657
Cash Flows from Financing Activities	143,003	330,700
Effects of Foreign Currency Translations	(10,582)	(2,092)
Net Decrease in Cash During Period	$-	$(10,448)

The increase in our working capital deficit is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the three months ended March 31, 2008.

Financing during the period was provided by private placements of our equity securities and from related party and third party loans.

Private Placement Financings

During the three months ended March 31, 2008, we completed a private placement for 384,615 units at a price of EUR 0.13 per unit for total proceeds of EUR 50,000. Each unit consists of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of our common stock at a price of EUR 0.17 per share for a period ending March 11, 2009.

In addition, during the three months ended March 31, 2008, we issued a number of securities in exchange for consulting services previously provided and consulting services to be provided. See “Recent Corporate Developments.”

Loan Financings

During the three months ended March 31, 2008, we received EUR 42,519 (approximately $67,140) in loans from the following related parties:

(a)	Loans totaling EUR 36,019 (approximately $56,876) from EDI Exploration Drilling International Holding GmbH, our majority stockholder:

Principal	Interest	Grant Date	Due Date
	Rate
EUR 5,000 ($7,895)	5%	February 8, 2008	December 31, 2008
EUR 25,000 ($39,476)	5%	February 8, 2008	December 31, 2008
EUR 6,019 ($9,505)	5%	March 30, 2008	December 31, 2008

(b)

During the three months ended March 31, 2008, we received a loan of EUR 6,500 (approximately $10,264) from Dieter Thiemann due on December 31, 2008, with interest payable at a rate of 6% per annum. Dieter Thiemann is the brother of Guenter Thiemann, our Chief Financial Officer and a member of our Board of Directors.

During the three months ended March 31, 2008, we also received a loan of EUR 13,000 ($20,527) from a third party company due on April 25, 2008, with interest payable at a rate of 3% per annum. Subsequent to the three months ended March 31, 2008, the loan was extended to May 14, 2008 and was subsequently extended to June 30, 2008.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in the notes to our audited consolidated financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on April 15, 2008.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal ended March 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of EUR 1,000,000 (approximately $1,579,030) in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

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

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary processes and technology from competitors. A number of international patent applications have been filed with respect to our technologies. We were granted patents or similar rights with respect to our EDI Medium Changer, EDI Water Save and EDI Suspension technologies in some of the jurisdictions in which we filed applications, while applications in other jurisdictions were still pending. In early 2008, in order to focus our business resources, our management decided to abandon our patents and/or patent applications for the EDI Medium Changer and EDI Water Save technologies. As a result, interested competitors could copy those technologies. Our management has not yet made a determination with respect to the patents and/or patent applications filed for our EDI Suspension technology; however, our management could decide to abandon those patents and/or applications as well.

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

10.3

Share Purchase Agreement among the Company, EDI Exploration Drilling International Holding GmbH (“EDI Holding”), EDI Exploration Drilling International GmbH (“EDI Germany”) and Frank Rigney, dated for reference April 5, 2006.(4)

10.4	Agreement and Deed of Transfer between EDI Holding and the Company dated for reference as of April 26, 2006.(5)

10.5	2006 Stock Option Plan.(6)

10.6	Joint Operating Agreement Between A. Abuynayyan Trading Corporation and EDI Germany.(7)

10.7	Managing Director Contract between EDI Germany and Rainer Rotthaeuser dated effective as of January 1, 2005 (translated from German to English).(10)

10.8	Managing Director Contract between EDI Germany and Guenter Thiemann dated effective as of January 1, 2005 (translated from German to English).(10)

10.9	Loan Agreement for EUR 25,000 with interest at 6% per annum between EDI Germany (as lender) and Guenter Thiemann (as borrower) dated December 23, 2005 (translated from German to English).(10)

10.10	Loan Agreement for EUR 115,000 with interest at 6% per annum between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower) dated December 23, 2005 (translated from German to English).(10)

10.11

Addendum to Loan Agreement dated December 23, 2005 between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower), extending due date to December 31, 2006, dated June 25, 2006 (translated from German to English).(10)

10.12

Addendum to Loan Agreement dated December 23, 2005 between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower), extending due date to June 30, 2007, dated December 28, 2006 (translated from German to English).(10)

10.13	Loan Agreement for EUR 15,400 with interest at 3% per annum between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower) dated January 3, 2006 (translated from German to English).(10)

10.14	Loan Agreement for EUR 20,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated July 15, 2006 (translated from German to English).(10)

10.15	Loan Agreement for EUR 3,400 with interest at 6% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated October 28, 2006 (translated from German to English).(10)

10.16	Loan Agreement for EUR 75,000 with interest at 5% per annum between EDI Holding

Exhibit
Number	Description of Exhibit
(as lender) and EDI Germany (as borrower) dated December 19, 2006 (translated from German to English).(10)

10.17	Loan Agreement for EUR 2,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 29, 2006 (translated from German to English).(10)

10.18	Loan Agreement for EUR 1,000 with interest at a rate of 6% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 29, 2006 (translated from German to English).(10)

10.19	Loan Agreement for EUR 36,000 without interest between Guenter Thiemann (as lender) and EDI Germany (as borrower) dated June 8, 2005 (translated from German to English).(10)

10.20

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as lender) and EDI Germany (as borrower), providing for interest at a rate of 6% per annum, dated July 1, 2006 (translated from German to English).(10)

10.21

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as lender) and EDI Germany (as borrower), extending due date to December 31, 2007, dated April 22, 2007 (translated from German to English).(10)

10.22	Loan Agreement for EUR 50,000 without interest between Guenter Thiemann (as lender) and EDI Germany (as borrower) dated May 4, 2006 (translated from German to English).(10)

10.23	Addendum to Loan Agreement dated May 4, 2006 between Guenter Thiemann (as lender) and EDI Germany (as borrower) dated July 1, 2006 (translated from German to English).(10)

10.24

Loan Agreement for EUR 8,000 with interest at 7% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower), providing for interest at a rate of 6% per annum dated December 13, 2004 (translated from German to English).(10)

10.25	Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated May 30, 2005 (translated from German to English).(10)

10.26

Addendum to Loan Agreement dated May 30, 2005 between Dieter Thiemann (as lender) and EDI Germany (as borrower), extending due date to December 31, 2007, dated December 26, 2006 (translated from German to English).(10)

10.27	Loan Agreement for EUR 12,000 with interest at 5% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated September 20, 2006 (translated from German to English).(10)

10.28

Addendum to Loan Agreement dated September 20, 2006 between Dieter Thiemann (as lender) and EDI Germany (as borrower), extending due date to March 22, 2007, dated December 18, 2006 (translated from German to English).(10)

10.29	Loan Agreement for EUR 90,000 with interest at 6% per annum between DTB Patente GmbH (as lender) and EDI Germany (as borrower) dated March 2, 2006 (translated from German to English).(10)

10.30

Addendum to Loan Agreement Dated March 2, 2006 between DTB Patente GmbH (as lender) and EDI Germany (as borrower), extending the due date to September 30, 2007, dated January 4, 2007 (translated from German to English).(10)

10.31	Loan Agreement for EUR 11,600 with interest at 5% per annum between DTB Patente GmbH (as lender) and EDI Germany (as borrower) dated October 28, 2006 (translated

Exhibit
Number	Description of Exhibit
from German to English).(10)

10.32	Loan Agreement for EUR 21,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated January 19, 2007 (translated from German to English).(10)

10.33	Loan Agreement for EUR 39,160 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 23, 2007 (translated from German to English).(10)

10.34	Loan Agreement for EUR 1,800 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 23, 2007 (translated from German to English).(10)

10.35	Loan Agreement for EUR 57,500 with interest at 5% per annum between DTB Patente GmbH (as lender) and EDI Germany (as borrower) dated January 28, 2007 (translated from German to English).(10)

10.36	Loan Agreement for EUR 10,000, with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated February 2, 2007 (translated from German to English).(10)

10.37	Loan Agreement for EUR 23,000 with interest at 7% per annum between Albert and Margareta Meyer (as lenders) and EDI Germany (as borrower) dated July 6, 2006 (translated from German to English).(10)

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

10.41	Loan Agreement for EUR 12,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated July 16, 2007 (translated from German to English).(11)

10.42	Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated August 5, 2007 (translated from German to English).(11)

10.43	Loan Agreement for EUR 40,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 9, 2007 (translated from German to English).(14)

10.44	Loan Agreement for EUR 10,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 12, 2007 (translated from German to English).(12)

10.45	Loan Agreement for EUR 15,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 20, 2007 (translated from German to English).(12)

10.46	Loan Agreement for EUR 35,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 30, 2007 (translated from German to English).(12)

Exhibit
Number	Description of Exhibit

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

10.51	Loan Agreement for EUR 12,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated September 26, 2007 (translated from German to English).(12)

10.52	Consulting Agreement dated February 13, 2008 between the Company and Jesko Beck.(13)

10.53	Loan Agreement for EUR 9,400 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated October 12, 2007 (translated from German to English).(14)

10.54

Addendum to Loan Agreement dated October 28, 2006 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to November 30, 2008, dated November 1, 2007 (translated from German to English).(14)

10.55	Loan Agreement for EUR 15,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated November 16, 2007 (translated from German to English).(14)

10.56	Loan Agreement for EUR 6,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated November 23, 2007 (translated from German to English).(14)

10.57

Addendum to Loan Agreement dated June 8, 2005 between Guenter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 25, 2007 (translated from German to English).(14)

10.58

Addendum to Loan Agreement dated May 30, 2005 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated December 26, 2007 (translated from German to English).(14)

10.59

Addendum to Loan Agreement dated September 20, 2006 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 26, 2007 (translated from German to English).(14)

10.60

Addendum to Loan Agreement dated February 2, 2007 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).(14)

10.61

Addendum to Loan Agreement dated December 29, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).(14)

10.62	Addendum to Loan Agreement dated July 15, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated

Exhibit
Number	Description of Exhibit
December 28, 2007 (translated from German to English).(14)

10.63

Addendum to Loan Agreement dated December 29, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).(14)

10.64	Loan Agreement for EUR 29,383 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 30, 2007 (translated from German to English).(14)

10.65	Loan Agreement for EUR 6,500 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated January 18, 2008 (translated from German to English).(14)

10.66

Addendum to Loan Agreement dated January 19, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated January 20, 2008 (translated from German to English).(14)

10.67

Addendum to Loan Agreement dated January 28, 2007 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to January 28, 2009, dated January 22, 2008 (translated from German to English).(14)

10.68

Addendum to Loan Agreement dated February 23, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated February 20, 2008 (translated from German to English).(14)

10.69

Addendum to Loan Agreement dated February 23, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated February 23, 2008 (translated from German to English).(14)

10.70	Technology License Agreement between EDI Germany and EDI Turkey, dated effective as of March 28, 2008.(14)

10.71	Loan Agreement for EUR 6,500 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated January 18, 2008 (translated from German to English).

10.72	Loan Agreement for EUR 25,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 8, 2008 (translated from German to English).

10.73	Loan Agreement for EUR 5,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 8, 2008 (translated from German to English).

10.74	Loan Agreement for EUR 6,019.41 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated March 30, 2008 (translated from German to English).

10.75

Addendum to Loan Agreement dated May 4, 2006 between Guenter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated May 2, 2008 (translated from German to English).

21.1	List of Subsidiaries.(14)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2006.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2006.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 28, 2006.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2006.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on May 16, 2007.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on August 20, 2007.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 19, 2007.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 20, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on April 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPLORATION DRILLING INTERNATIONAL INC.

Date: May 20, 2008	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
Chief Executive Officer and President
(Principal Executive Officer )

Date: May 20, 2008	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Date: May 20, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary