Form 10-Q
period 2008-06-30
EXPLORATION DRILLING INTERNATIONAL INC.
filed 2008-08-19
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 15, 2008, the Registrant had 120,487,724 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “EDI USA,” and the “Company” mean Exploration Drilling International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

EXPLORATION DRILLING INTERNATIONAL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

June 30, 2008
(Unaudited)

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current Assets
Other receivables	$57,509	$20,674
Loans receivable -related parties (Note 8)	8,911	9,610
Prepaids	11,005	24,942
Deferred tax asset, less valuation allowance of $2,617,830 (2007 -$2,515,492)	-	-
Total Current Assets	77,425	55,226

Investment (Note 4)	10,342	-
Equipment (Note 5)	183,906	210,587
Patents (Note 5)	244,342	204,770

Total Assets	$516,015	$470,583

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank indebtedness (Note 6)	$58,975	$53,182
Accounts payable and accrued liabilities	678,482	463,879
Accounts payable and accrued liabilities –related parties (Note 8)	153,918	117,501
Loans payable -current (Notes 7 and 8)	1,716,965	1,377,931
Total Current Liabilities	2,608,340	2,012,493

Loans payable (Notes 8)	80,581	129,920

Total Liabilities	2,688,921	2,142,413

Commitments (Note 12)

Stockholders’ Deficiency
Common stock (Note 9)
Authorized
1,000,000,000 common shares, par value $0.001
Issued and outstanding
June 30, 2008 -116,202,011
December 31, 2007 -112,567,396	116,202	112,567
Additional paid-in capital	10,294,539	8,438,228
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(280,802)	(162,044)
Deficit accumulated during the development stage	(12,302,845)	(10,060,581)
Total Stockholders’ Deficiency	(2,172,906)	(1,671,830)

Total Liabilities and Stockholders’ Deficiency	$516,015	$470,583

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six	Three	Three
	From Inception	Months	Months	Months	Months
	(December 7, 2004)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007

EXPENSES

Amortization	$187,622	$42,088	$30,904 $	21,502	$15,529
Management fees	1,166,016	111,541	165,466	56,917	83,871
Professional fees	3,007,846	1,039,457	895,640	84,872	846,424
Selling, general and administrative	2,903,328	199,136	521,620	109,892	221,786
Stock compensation expense	4,603,356	922,112	2,110,772	922,112	2,110,772
Foreign currency loss	11,193	714	607	1,176	119

LOSS BEFORE OTHER ITEMS AND
INCOME TAXES	11,879,361	2,315,048	3,725,009	1,196,471	3,278,501

OTHER ITEMS

Interest income	(22,594)	(773)	(5,039)	(314)	(2,270)
Interest expense	220,040	48,837	51,602	27,317	21,773
Miscellaneous income	(22,505)	(22,505)	-	(21,637)	-
Loss on disposal of capital assets	5,377	-	2,963	-	-
Write down of patents	237,953	-	-	-	-
Write down (recovery) of loans receivable
–related parties (Note 8)	5,213	(98,343)	-	(98,343)	-

LOSS BEFORE INCOME TAXES	12,302,845	2,242,264	3,774,535	1,103,494	3,298,004

Provision for income taxes			-	-	-

NET LOSS	12,302,845	2,242,264	3,774,535	1,103,494	3,298,004

OTHER COMPREHENSIVE (INCOME) LOSS

Foreign currency translation adjustment	280,802	118,758	(9,283)	(5,152)	15,587

COMPREHENSIVE LOSS	$12,583,647	$2,361,022	$3,765,252	$1,098,342	$3,313,591

BASIC AND DILUTED NET LOSS PER SHARE		$(0.02)	$(0.04)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		113,192,607	104,183,572	116,202,011	105,644,624

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six
	From Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to June 30,	June 30,	June 30,
	2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(12,302,845)	$(2,242,264)	$(3,774,535)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	187,622	42,088	30,904
Stock compensation expense	4,603,356	922,112	2,110,772
Loss on disposal of capital asset	5,377	-	2,963
Write down of patents	237,953	-	-
Write down (recovery) of loans receivable –related parties	5,213	(98,343)	-
Issuance of capital stock for services	1,580,000	860,000	720,000
Change in operating assets and liabilities:
Decrease (increase) in other receivables	12,935	(34,216)	21,237
Increase in accrued interest receivable	(20,799)	(161)	(4,949)
Decrease (increase) in prepaid expenses	(6,132)	15,249	2,525
Increase (decrease) in accounts payable and accrued liabilities	543,970	181,929	(28,317)
Increase (decrease) in accounts payable and accrued liabilities –related parties	134,209	27,038	(427)
Increase in accrued interest payable	163,476	43,675	17,203

Net cash used in operating activities	(4,855,665)	(282,893)	(902,624)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans receivable	(62,432)	103,663	79,723
Acquisition of equipment, net of disposal proceeds	(318,783)	-	5,583
Acquisition of patents	(409,678)	(25,341)	(38,433)
Investment in joint venture	(10,016)	(10,016)	-

Net cash provided by (used) in investing activities	(800,909)	68,306	46,873

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	58,975	5,793	2,511
Cash acquired from Invision Capital, Inc.	81,587	-	-
Issuance of capital stock for cash, net of issuance costs	2,719,165	77,833	1,141,846
Contributed capital	1,475,540	-	-
Loans payable	1,404,240	141,114	(296,050)

Net cash provided by financing activities	5,739,507	224,740	848,307

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	(82,933)	(10,153)	(16,433)

NET DECREASE IN CASH	-	-	(23,877)

CASH, BEGINNING OF PERIOD	-	-	23,877

CASH, END OF PERIOD	$-	$-	$-

Supplemental Disclosure with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
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

Effective October 16, 2006, the Company changed its name from Invision Capital, Inc. to Exploration Drilling International Inc.

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at June 30, 2008 and for all periods presented, have been included. Interim results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
June 30, 2008
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

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(d)	Prepaid expenses

Prepaid expenses consist primarily of prepaid vehicle lease and travel expenses.

	(e)	Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

	(f)	Investments

The Company accounts for investments in companies subject to significant influence (generally those companies in which interests ranging from 20% to 50% are held) on the equity basis. Investments in companies that the Company is unable to significantly influence are carried at cost.

Investments in which the Company holds a 51% or greater interest are consolidated, unless control does not exist due to the Company’s inability to determine the investees strategic operating, financing and investing policies.

	(g)	Equipment

Equipment is recorded at cost and consists of a well system, technical equipment and machinery and office and other equipment. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Well system	20 years
Technical equipment and machinery	3-8 years
Office and other equipment	3-10 years
Software	20 years

(h)	Patents and trademarks

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

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Goodwill and intangible assets

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

	(j)	Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

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

	(k)	Income taxes

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

	(l)	Fair value of financial instruments

The Company's financial instruments consist of other receivables, loans receivable –related parties, bank indebtedness, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties loans payable –current and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

	(m)	Stock-based compensation

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

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(n)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of June 30, 2008 and 2007, the Company’s potentially dilutive securities, stock options and warrants, have been excluded from the weighted average number of shares outstanding as they were anti- dilutive.

	(o)	Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

	(p)	Development stage

The Company is a development stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not yet commenced.

	(q)	Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

	(r)	Recent accounting pronouncements

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

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(r)	Recent accounting pronouncements (continued)

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised—2007) ("SFAS No. 141(R)"). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations and does not expect this statement to have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). The Statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect the Company's financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 and does not expect this statement to have a material impact on its financial position and results of operations.

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

	(s)	Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

4.	INVESTMENT

In March 2008, EDI established a joint venture company in Turkey called EDI Sondaj Insaat Makine Sanayi Ticaret Anonim Sirketi (“EDI Turkey”) for consideration of Euro 6,551 (US $10,342). EDI owns a 25% interest in EDI Turkey. EDI Turkey will be utilized by the parties to seek out business opportunities in Turkey for EDI’s proprietary technologies. EDI Turkey is accounted for as an investment under the equity method as EDI has significant influence. As at June 30, 2008, EDI Turkey had not yet begun operations.

5.	EQUIPMENT AND PATENTS

Equipment

	June 30,	December 31,
	2008	2007

Well system	$2,190	$2,105
Technical equipment and machinery	315,067	302,900
Office and other equipment	30,225	29,058
Software	14,660	14,094
	362,142	348,157
Accumulated amortization	(178,236)	(137,570)

Net book value	$183,906	$210,587

Patents and trademarks

	June 30,	December 31,
	2008	2007

Trademarks	$99,573	$92,898
Patents	148,102	113,783
	247,675	206,681
Accumulated amortization	(3,333)	(1,911)

Net book value	$244,342	$204,770

During the year ended December 31, 2007, the Company wrote down patents totaling $237,953 as the recoverability of the carrying amount of the assets was uncertain. During the six months ended June 30, 2008 and 2007, the Company did not amortize $216,151 and $401,305 of its patents and trademarks as the patents have not yet been awarded and/or they have not begun to generate revenues and the trademarks have indefinite lives. Capitalized amounts relate solely to legal and advisory costs incurred in registration of the patents and trademarks.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

6.	BANK INDEBTEDNESS

At June 30, 2008 and December 31, 2007, the Company had a consolidated bank indebtedness of $58,975 and $53,182, respectively. EDI has an account overdraft limit of Euro 50,000 (US $78,939) which bears interest at 12.0% per annum. The overdraft bears interest at 15.0% per annum on any amounts exceeding the overdraft limit.

7.	LOANS PAYABLE –CURRENT

During the six months ended June 30, 2008, several loans and interest payable were assigned from a company with a shareholder related to an officer and director of the Company to a third party company totaling Euro 103,533 (US $163,456). The principal portion of the loans assigned total Euro 92,617 (US $146,222). The loans bear interest and are due as follows:

Principal	Interest	Due Date

Euro 23,517 (US $37,128)	6%	December 31, 2008
Euro 11,600 (US $18,314)	5%	November 30, 2008
Euro 57,500 (US $90,780)	5%	January 29, 2009

During the six months ended June 30, 2008, two loans were granted from a third party company for Euro 13,000 (US $20,524) and Euro 13,000 (US $20,524), respectively. The loans bear interest at 3% per annum and were due April 25, 2008 and July 1, 2008. The loans have been extended and are due August 31, 2008.

During the year ended December 31, 2007, two loans were granted from a third party individual for Euro 33,000 (US $52,099) and Euro 50,000 (US $78,939). The loans bear interest at 6% per annum and were due February 19, 2008 and March 14, 2008. The loans have been extended and are due December 31, 2008.

During the year ended December 31 2006, several loans were granted from a third party individual totaling Euro 400,000 (US $631,512). The loans earned interest at 6% per annum. During the year ended December 31, 2007, the total loans of Euro 400,000 (US $631,512) and interest of Euro 10,000 (US $15,788) was repaid. At June 30, 2008, Euro 31,273 (US $49,373) of interest was still outstanding.

During the year ended December 31, 2006, a loan was granted from a third party individual for Euro 23,000 (US $36,312). The loan bears interest at 7% per annum and was due July 7, 2007. The loan has been extended and is due September 30, 2008. The Company has the option of repaying the principal and interest by issuing 12,305 shares of the Company’s common stock if the lender is notified in writing one month before the due date.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

7.	LOANS PAYABLE –CURRENT (continued)

During the year ended December 31, 2006, several loans were granted from a third party individual totaling Euro 53,000 (US $83,675). During the year ended December 31, 2007, Euro 6,600 (US $10,420) of the first loan granted was repaid. During the six months ended June 30, 2008, an additional Euro 1,600 (US $2,526) of the first loan granted was repaid. The loans bear interest at 5% per annum and were due December 31, 2006. The loans have been extended and are due as follows:

Principal	Due Date

Euro 11,800 (US $18,629)	December 31, 2008
Euro 15,000 (US $23,682)	December 31, 2008
Euro 18,000 (US $28,418)	December 31, 2008

During the year ended December 31, 2007, two loans were granted from a third party company for Euro 40,000 (US $63,151) and Euro 15,000 (US $23,682). The first loan bears interest at 5% per annum and was due September 28, 2007. The second loan bears interest at 6% per annum and was due December 31, 2007. The loans have been extended and are due August 31, 2008.

During the year ended December 31, 2006, two loans were granted from a third party company for Euro 30,000 (US $47,363) and Euro 25,000 (US $39,469). The loans bear interest at 5% per annum and were due November 2, 2007 and November 23, 2007, respectively. The loans have been extended and are due August 31, 2008.

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
June 30, 2008
(Unaudited)

8.	RELATED PARTY TRANSACTIONS

Loans Receivable

During the year ended December 31, 2006, a loan was granted to a former shareholder of EDI totaling Euro 990 (US $1,563). The loan bears interest at 3% per annum and was due January 5, 2008. On December 28, 2007, the loan was extended to July 31, 2008. On March 31, 2008, the loan of Euro 990 (US $1,563) and interest of Euro 69 (US $91) was repaid.

During the year ended December 31, 2006, a loan was granted to an individual related to an officer and director of the Company for Euro 15,400 (US $22,667). At the time of the grant, the officer and director of the Company was also a managing director of EDI. On December 31, 2007, Euro 641 (US $944) of accounts payable was offset against the principal of the loan receivable. The loan bears interest at 3% per annum and was due January 5, 2008. On April 17, 2007, the Company made an immediate demand for repayment and the loan was in default. On December 31, 2007, the Company wrote down the loan and interest receivable totaling Euro 15,702 (US $23,111) to the statement of operations. During the six months ended June 30, 2008, the Company recovered the loan and interest receivable totaling Euro 15,702 (US $23,111) and included interest income of Euro 118 (US $184) in the statement of operations. The Company then offset the loan and interest receivable totaling Euro 15,820 (US $24,976) against a loan payable to EDI Holding.

During the year ended December 31, 2005, a loan was granted to a former shareholder of EDI for Euro 10,000 (US $15,787). On December 31, 2007, Euro 5,772 (US $9,112) of accounts payable was offset against the principal of the loan receivable. The loan bears interest at 6% per annum and was due on December 31, 2006. During the year ended December 31, 2006, the loan was extended to June 30, 2007. During the year ended December 31, 2007, the loan was extended to August 31, 2008.

During the year ended December 31, 2005, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI, for Euro 115,000 (US $169,267). During the year ended December 31, 2007, Euro 72,000 (US $105,976) was repaid. The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 30, 2007. On April 17, 2007, the Company made an immediate demand for repayment and the balance of the loan was in default. On December 31, 2007, the Company wrote down the remaining balance of loan and interest receivable totaling Euro 54,654 (US $80,445) to the statement of operations. During the six months ended June 30, 2008, the Company recovered loan and interest receivable totaling Euro 51,113 (US $75,232) in the statement of operations. The Company then offset the recovered loan and interest receivable totaling Euro 23,340 (US $36,849) against a loan payable to EDI Holding and Euro 27,772 (US $43,846) against management fees payable to the former managing director of EDI.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current

During the six months ended June 30, 2008, several loans were granted from EDI Holding totaling Euro 100,769 (US $159,093). The loans bear interest at 5% per annum and are due as follows:

Principal	Due Date

Euro 5,000 (US $7,894)	December 31, 2008
Euro 25,000 (US $39,470)	December 31, 2008
Euro 6,019 (US $9,503)	December 31, 2008
Euro 63,950 (US $100,963)	June 30, 2009
Euro 800 (US $1,263)	May 30, 2009

During the year ended December 31, 2007, several loans were granted from EDI Holding totaling Euro 290,744 (US $459,022). The loans bear interest at 5% per annum. During the six months ended June 30, 2008, several of the loans were extended. The loans are due as follows:

Principal	Due Date

Euro 21,000 (US $33,154)	December 31, 2008
Euro 39,160 (US $61,825)	December 31, 2008
Euro 1,800 (US $2,842)	December 31, 2008
Euro 40,000 (US $63,151)	March 31, 2009
Euro 10,000 (US $15,788)	March 31, 2009
Euro 15,000 (US $23,682)	August 22, 2008
Euro 35,000 (US $55,257)	August 31, 2008
Euro 33,000 (US $52,100)	September 13, 2008
Euro 24,000 (US $37,891)	September 21, 2008
Euro 12,000 (US $18,945)	September 28, 2008
Euro 9,400 (US $14,841)	December 31, 2008
Euro 15,000 (US $23,682)	December 31, 2008
Euro 6,000 (US $9,473)	December 31, 2008
Euro 29,384 (US $46,391)	December 31, 2008

During the year ended December 31, 2006, several loans were granted from EDI Holding totaling Euro 26,400 (US $41,680). During the year ended December 31, 2007, Euro 4,856 (US $7,666) of the first loan granted was repaid. During the year ended December 31, 2007, all of the loans were extended. The loans bear interest and are due as follows:

Principal	Interest	Due Date

Euro 15,144 (US $23,909)	5%	March 31, 2009
Euro 3,400 (US $5,368)	6%	March 31, 2009
Euro 2,000 (US $3,158)	5%	March 31, 2009
Euro 1,000 (US $1,579)	6%	March 31, 2009

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the year ended December 31, 2005, a loan was granted from an officer and director of the Company and a managing director of EDI, for Euro 36,000 (US $56,836). During the year ended December 31, 2006, an additional loan for Euro 50,000 (US $78,939) was granted. On December 31, 2006, two loans receivable, including principal and interest, totaling Euro 29,446 (US $46,488) were posted as a payment against the second loan payable. The first loan bears interest at 6% per annum and was due December 31, 2007. During the year ended December 31, 2007, the loan was extended to July 31, 2008. The second loan bears interest at 6% and was due May 4, 2008. On May 2, 2008, the loan was extended to December 31, 2008.

During the year ended December 31, 2007, a loan was granted from a company with a shareholder related to an officer and director of the Company for Euro 57,500 (US $90,780). At the time of the grant, the officer and director of the Company was also a managing director of EDI. The loan bears interest at 5% per annum and was due February 5, 2008. On January 22, 2008, the loan was extended to January 28, 2009. On June 16, 2008, the loan and interest payable totaling Euro 60,933 (US $96,200) was assigned to a third party company effective April 1, 2008.

During the year ended December 31, 2006, two loans were granted from a company with a shareholder related to an officer and director of the Company for Euro 90,000 (US $142,090) and Euro 11,600 (US $18,314). At the time of the grants, the officer and director of the Company was also a managing director of EDI. On October 4, 2006 and during the year ended December 31, 2007, Euro 30,000 (US $47,363) and Euro 36,247 (US $57,226) of the first loan granted, respectively, were repaid. During the three months ended March 31, 2008, an additional Euro 235 (US $372) of the first loan granted was repaid. The first loan bears interest at 6% and was due March 31, 2007. The first loan has been extended and is due December 31, 2008. The second loan bears interest at 5% per annum and was due November 30, 2007. During the year ended December 31, 2007, the second loan was extended to November 30, 2008. On June 16, 2008, the loan and interest payable totaling Euro 42,600 (US $67,256) was assigned to a third party company effective April 1, 2008.

During the six months ended June 30, 2008, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI for Euro 6,500 (US $10,262). The loan bears interest at 6% per annum and is due December 31, 2008.

During the year ended December 31, 2007, several loans were granted from an individual related to an officer and director of the Company and a managing director of EDI, totaling Euro 27,000 (US $42,627). The loans bear interest at 6%. The loans have been extended are due as follows:

Principal	Due Date

Euro 10,000 (US $15,788)	March 31, 2009
Euro 12,000 (US $18,945)	December 31, 2008
Euro 5,000 (US $7,894)	December 31, 2008

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the year ended December 31, 2006, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI for Euro 12,000 (US $18,945). The loan bears interest at 6% per annum and was due December 31, 2006. The loan has been extended and is due March 31, 2009.

During the year ended December 31, 2005, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 5,000 (US $7,894). During the year ended December 31, 2007, Euro 3,000 (US $4,736) of the loan was repaid. The loan bears interest at 6% per annum and was due December 31, 2006. The loan has been extended and is due December 31, 2008.

Loans Payable

During the year ended December 31, 2006, a loan was granted from EDI Holding for Euro 75,000 (US $118,409). During the six months ended June 30, 2008, the Company offset loans and interest receivable totaling Euro 39,160 (US $61,825) against the loan payable. The loan bears interest at 5% per annum and is due on December 21, 2009.

During the year ended December 31, 2004, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 8,000 (US $12,630). The loan bears interest at 6% per annum and is due on December 31, 2009.

Other

At June 30, 2008 and December 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 88,460 (US $139,660) and Euro 69,741 (US $102,651), respectively, owed to current and former managing directors of EDI for management fees and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At June 30, 2008 and December 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 8,304 (US $13,111) and Euro 10,089 (US $14,850) respectively, owed to a managing director of EDI for the company use of his private vehicle and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At June 30, 2008, included in accounts payable and accrued liabilities –related parties is $1,147 owed to an officer of the Company for consulting fees and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest-bearing and due on demand.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (continued)

Other

Consulting fees paid to an officer of the Company for the six and three months ended June 30, 2008 totaled $6,000 and $3,000, respectively. Consulting fees paid to an officer of the Company for the six and three months ended June 30, 2007 totaled $6,000 and $3,000, respectively. The consulting fees are included in management fees on the statement of operations. Management fees paid to the managing directors of EDI for the six and three months ended June 30, 2008 totaled Euro 69,000 (US $105,541) and Euro 34,500 (US $53,917). Management fees paid to the managing directors of EDI for the six and three months ended June 30, 2007 totaled Euro 120,000 (US $165,466) and Euro 60,000 (US $83,871), respectively.

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
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

9.	COMMON STOCK (continued)

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

On June 28, 2007, the Company issued 3,000,000 units at a price of $0.24 per unit, for consulting services with an aggregate value totaling $720,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.30 per share for a period of one year from the date of closing (expired). The consulting services are included in professional fees on the statement of operations.

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

On February 27, 2008, the Company issued 3,000,000 units at a price of $0.27 per unit, for consulting services with an aggregate value totaling $810,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.34 per share for a period of one year from the date of closing. The consulting services are included in professional fees on the statement of operations.

On February 27, 2008, the Company issued 250,000 units at a price of $0.20 per unit, for consulting services with an aggregate value totaling $50,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.25 per share for a period of one year from the date of closing. The consulting services are included in professional fees on the statement of operations.

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
June 30, 2008
(Unaudited)

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

		Weighted
	Number	Average
		Exercise Price

Options outstanding, December 31, 2007	10,300,000	$0.93
Granted	-	-
Exercised	-	-
Expired	-	-
Options outstanding, June 30, 2008	10,300,000	$0.93
Options exercisable, June 30, 2008	5,590,000	$1.00

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

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

10.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

A summary of stock options outstanding at June 30, 2008 is as follows:

	Outstanding Options			Exercisable Options
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise		Contractual	Exercise		Contractual	Exercise
Price	Number	Life	Price	Number	Life	Price

$1.00	200,000	7.83	$1.00	100,000	8.08	$1.00
$1.00	6,390,000	6.83	$1.00	3,840,000	7.08	$1.00
$1.00	1,380,000	5.83	$1.00	620,000	6.08	$1.00
$1.00	1,030,000	3.83	$1.00	1,030,000	4.08	$1.00
$0.45	1,000,000	6.00	$0.45	-	-	$0.00
$0.45	250,000	7.00	$0.45	-	-	$0.00
$0.45	50,000	7.00	$0.45	-	-	$0.00

The aggregate intrinsic value for options vested and unvested as of June 30, 2008 and December 31, 2007 is $Nil.

On May 5, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	89.35%
Weighted average expected life of options	5 years

On September 11, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.07%
Dividend yield rate	0.00%
Price volatility	155.55%
Weighted average expected life of options	5 years

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

10.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

On September 12, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.11%
Dividend yield rate	0.00%
Price volatility	155.59%
Weighted average expected life of options	5 years

There remain a total of $3,098,660 compensation costs for unvested options which will be expensed in future periods.

Warrants

		Weighted
		Average
	Number	Exercise Price

Warrants outstanding, December 31, 2007	9,861,111	$0.34
Granted	3,634,615	0.33
Exercised	-	-
Expired	6,611,111	0.35
Warrants outstanding, June 30, 2008	6,884,615	$0.34
Warrants exercisable, June 30, 2008	6,884,615	$0.34

A summary of warrants outstanding at June 30, 2008, is as follows:

Date	Issued	Outstanding	Exercise Price	Expiry Date

November 12, 2007	3,250,000	3,250,000	$0.35	November 12, 2009
February 27, 2008	3,000,000	3,000,000	$0.34	February 27, 2009
February 27, 2008	250,000	250,000	$0.25	February 27, 2009
March 14, 2008	384,615	384,615	Euro 0.17(US $0.27)	March 14, 2009

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

11.	SEGMENT INFORMATION

The Company’s operations following the acquisition of EDI are conducted in one reportable segment, being the distribution and maintenance of water exploration machinery and equipment and the provision of related services in Germany. All the Company’s equipment, patents and trademarks are in Germany.

12.	COMMITMENTS

On March 28, 2008, EDI entered into a Technology License Agreement (the “EDI Turkey License Agreement”) with EDI Turkey whereby EDI granted a license to EDI Turkey for the exclusive use of its proprietary technologies, known as the EDI Fluid Finder, EDI Medium Changer, EDI Water Save and EDI Suspension, in Turkey for a period of two years. In consideration of this license grant, EDI Turkey agreed to pay EDI $50,000 within two years of entering into the EDI Turkey License Agreement, with minimum instalment payments of $2,000 per month. The EDI Turkey License Agreement calls for additional payments equal to 10% of net profits, if any, from any drilling projects undertaken by EDI Turkey. If EDI Turkey fails to secure any drilling projects utilizing EDI Germany’s technologies within one year after the date the agreement was executed, its license rights will become non- exclusive.

On October 1, 2007, EDI entered into a lease agreement for office space that requires monthly lease payments of Euro 862 (US $1,361).

On August 1, 2007, EDI entered into a managing service contract with a managing director of EDI effective August 1, 2007 to pay monthly management fees of Euro 10,000 (US $15,788). The contract may be terminated by giving written notice of twelve months and ends without notice at the end of the month in which the managing director turns 65 years of age.

On August 1, 2006, EDI entered into a lease agreement for office space on a month-to-month basis that requires monthly lease payments of Euro 1,260 (US $1,989). The lease agreement was cancelled effective November 1, 2007.

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

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

12.	COMMITMENTS (continued)

On July 1, 2005, EDI entered into a freelance agreement with an individual effective July 1, 2005, to pay monthly consulting fees of Euro 8,000 (US $12,630). The contract may be terminated at the end of each calendar quarter by giving written notice of six months. The agreement has been terminated by a settlement agreement dated July 2, 2007. EDI is required to pay a total of Euro 6,000 (US $9,473) per month under the terms of two settlement agreements for a period of two years beginning August 1, 2007.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $15,788) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 19,000 (US $29,997) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US $15,788) per month. Effective January 1, 2007, the managing director agreed to decrease the monthly management fee to Euro 1,500 (2,368).

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $15,788) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 16,000 (US $25,260) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US $15,788) per month. Effective January 1, 2008 the contract was terminated effective immediately.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
	Amounts from	Six	Six
	Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to June 30,	June 30,	June 30,
	2008	2008	2007

Cash paid for:
Interest	$54,004	$2,806	$-
Income taxes	$-	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (December 7, 2004) to June 30, 2008, the Company issued 50,000,000 common shares for the acquisition of EDI.

During the six months ended June 30, 2008, 3,000,000 units were issued for consulting services with an aggregate value totaling $810,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.34 per share for a period of one year from the date of closing.

During the three months ended June 30, 2008, 250,000 units were issued for consulting services with an aggregate value totaling $50,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.25 per share for a period of one year from the date of closing. The consulting services are included in professional fees on the statement of operations.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2008
(Unaudited)

14.	SUBSEQUENT EVENTS

On July 4, 2008, the Company issued 3,000,000 units at a price of $0.11 per unit, for consulting services with an aggregate value totaling $330,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.14 per share for a period of one year from the date of closing.

On July 4, 2008, the Company granted stock options to a consultant under the 2006 Stock Option Plan, to acquire a total of 100,000 shares of common stock exercisable at a price of $0.19 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

On July 4, 2008, the Company issued 500,000 units at a price of $0.11 per unit, for consulting services with an aggregate value totaling $55,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.14 per share for a period of one year from the date of closing.

On July 8, 2008, the Company issued 714,285 units at a price of Euro 0.07 (US $0.11) per unit, for total proceeds of Euro 50,000 (US $78,333) in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.09 (US $0.14) per share for a period of two years from the date of closing. A finder’s fee of 10% of the proceeds equal to 71,428 units at a price of Euro 0.07 (US $0.11) per unit was issued on closing of the private placement. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.09 (US $0.14) per share for a period of two years from the date of closing.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II, Item 1A. Risk Factors,” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

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

The following summarizes our plan of operation for our 2008 fiscal year and our results of operation for the three and six months ended June 30, 2008. The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since the end of our first fiscal quarter ended March 31, 2008:

1.

On July 4, 2008, we issued an aggregate of 3,500,000 units at a purchase price of $0.11 per unit. Each unit issued consisted of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of $0.14 per share for a period of one year from the date of issuance. The units were issued pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) on the basis of representations made by the investors that they were not US persons and that they were not acquiring the units for the account or benefit of a US person. No directed selling efforts were made in the United States in connection with this offering.

2.

On July 8, 2008, we completed a private placement to one investor of 714,285 units at a price of EUR 0.07 per unit for total proceeds of EUR 50,000. Each unit issued consisted of one share of our common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of EUR 0.09 per share for a period ending two (2) years from the date of issuance. This private placement was completed pursuant to the provisions of Regulation S. We did not engage in any directed selling efforts in the United States in connection with this offering. The investor represented that he was not a US person as defined in Regulation S and that he was not acquiring the units for the account or benefit of a US person.

We also issued 71,428 shares of our common stock (the “Commission Shares”) to a finder in connection with this private placement. The Commission Shares were issued to the finder pursuant to the provisions of Regulation S on the basis that the finder is not a US person.

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

In July 2008, we were commissioned by the non-denominational human rights and aid organization “Hoffnungszeichen e.V. Sign of Hope” to implement the planning for a drinking water exploration project in Southern Sudan. For this project, we will test the water quality of existing wells and the possible hazards presented by neighboring oil fields as part of an extensive capacity and risk assessment operation. In the past, the region being tested has had problems with the contamination of individual wells by salts, strontium and nitrates. We will carry out preliminary tests on the region’s geology, hydrology and underground deposits. The extent and exact location of ground water aquifers and oil deposits will need to be clarified before a large scale drinking water exploration project can be started.

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

We have secured a drilling contract from Coca-Cola Pakistan to drill a total of four water exploration holes. The purpose of the drilling projects are to obtain and analyze water samples from two locations around Karachi that will be used to assist Coca-Cola Pakistan in deciding where to locate a large-scale bottling facility. Drilling was originally scheduled to begin in the Fall of 2007, but was delayed by Coca Cola Pakistan due to their ongoing negotiations with third parties regarding land ownership issues. Four test boreholes will be drilled in two different locations and analyzed locally. The first drilling project began in June 2008, and is expected to consist of surveying existing ground water sources and evaluating their quality, quantity and sustainability for beverage production. The projects will be centrally controlled and coordinated by Coca-Cola International, based in Istanbul, Turkey. However, due to the current political instability in Pakistan, these projects could be again delayed, or be abandoned altogether if the political environment worsens.

(f)

Turkey: In Turkey’s largest city, the water supply infrastructure is currently inadequate to sustain the growth of its population. In March, 2008, our wholly owned subsidiary, EDI Exploration Drilling International GmbH (“EDI Germany”) formed EDI Turkey, a joint venture company, with influential members of Turkey’s drilling and water supply industries. EDI Germany owns a 25% interest in EDI Turkey. EDI Turkey will seek out business opportunities in Turkey for EDI’s proprietary technologies.

In addition, we will also explore opportunities for our products and services in other international markets, focusing primarily on countries where there is an established need for water well drilling technologies and services.

We anticipate that we will require approximately EUR 1,000,000 (approximately $1,574,757) to complete our plan of operation over the next twelve months. The majority of this amount will be spent on financing our business operations, marketing presentations, product demonstrations, and legal and other consulting fees associated with establishing our presence in international markets. In addition, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees we expect to incur in meeting ongoing reporting obligations under United States securities laws.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended June 30		Percentage		Six Months Ended June 30		Percentage
			Increase /				Increase /
	2008	2007	(Decrease)		2008	2007	(Decrease)
Revenue	$-	$-	n/a		$-	$-	n/a
Expenses	(1,196,471)	(3,278,501)	(63.5%	)	(2,315,048)	(3,725,009)	(37.9%	)
Other Items	92,977	(19,503)	576.7%		72,784	(49,526)	252.6%
Net Loss	$(1,103,494)	$(3,298,004)	(66.5%	)	$(2,242,264)	$(3,774,535)	(40.6%	)

Revenue

We did not earn any revenues during the six months ended June 30, 2008. We are scheduled to begin working on drilling projects in Pakistan, and hope to earn revenue from the work performed on those projects. However, our objectives in performing these contracts are demonstrating the efficacy of our technologies and processes and obtaining market penetration. As a result, there is a substantial possibility that these projects will be operated at a loss.

As we are still in the process of establishing ourselves in the marketplace, even if we are successful in earning revenues, those revenues are likely to be subject to significant fluctuations and will be difficult to reliably predict.

Expenses

Our major components of our expenses for the six months ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended June 30		Percentage		Six Months Ended June 30		Percentage
			Increase /				Increase /
	2008	2007	(Decrease)		2008	2007	(Decrease)
Amortization	$21,502	$15,529	38.5%		$42,088	$30,904	36.2%
Management Fees	56,917	83,871	(32.1%	)	111,541	165,466	(32.6%	)
Professional Fees	84,872	846,424	(90.0%	)	1,039,457	895,640	16.1%
Selling, General and	109,892	221,786	(50.5%	)	199,136	521,620	(61.8%	)
Administrative
Stock Compensation	922,112	2,110,772	(56.3%	)	922,112	2,110,772	(56.3%	)
Expense
Foreign Currency	1,176	119	888.2%		714	607	17.6%
Loss
Total Operating	$1,196,471	$3,278,501	(63.5%	)	$2,315,048	$3,725,009	(37.8%	)
Expenses

Management Fees

Management fees paid during the period are comprised of amounts paid or earned by our officers and directors and the executive officers of EDI Germany during the six months ended June 30, 2008 and 2007. Management fees paid during the six months ended June 30, 2008 decreased from amounts paid during the comparable period in 2007. This is primarily due to the fact that Rainer Rotthaeuser, our Chief Executive Officer and a member of our Board of Directors, resigned as a managing director of EDI Germany, and no longer collects a management fee, and to the fact that Guenter Thiemann, our Chief Financial Officer and also a member of our Board of Directors, agreed to reduce his management fee to EUR 1,500 per month commencing on January 1, 2008.

Professional Fees

Professional fees for the three months and six months ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended June 30		Percentage		Six Months Ended June 30		Percentage
			Increase /				Increase /
	2008	2007	(Decrease)		2008	2007	(Decrease)
Accounting and Tax Fees	$2,381	$36,473	(93.5%	)	$30,334	$56,537	(46.3%	)
Consulting Fees	41,977	759,534	(94.5%	)	916,436	779,884	(17.5%	)
Legal Fees	40,514	50,417	(19.6%	)	92,687	59,219	(56.5%	)
Total	$84,872	$846,424	(90.0%	)	$1,039,457	$895,640	16.1%

Accounting and tax fees are comprised of amounts paid to independent auditors, accountants and tax consultants for the preparation and audit of our financial statements and for general tax advice. Accounting and tax fees decreased in the quarter because reversals were made to accounting accruals and less funds were spent on general tax advice.

Consulting fees include amounts paid to outside consultants for services provided in connection with investor relations activities, preparing marketing and promotional materials, developing international business contacts and business opportunities and improving our technologies.

Legal fees include amounts paid in connection with meeting our reporting obligations under the Exchange Act and for general legal services related to the operation of our business. The legal fees we incurred during the six months ended June 30, 2008 were significantly more than the legal fees we incurred during the same period in 2007. Additional legal fees incurred during 2008 were primarily related to general legal services provided in connection with our business development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 consisted of the following major components:

	Three Months Ended June 30		Percentage		Six Months Ended June 30		Percentage
			Increase /				Increase /
	2008	2007	(Decrease)		2008	2007	(Decrease)
Marketing and Promotion	$12,875	$6,804	89.2%		$14,643 $	39,125	(62.6%	)
Travel	30,023	13,675	119.5%		67,524	39,634	70.4%
Wages and Benefits	30,491	89,605	(66.0%	)	54,843	217,599	(74.8%	)
Miscellaneous	36,503	111,622	(67.3%	)	62,126	225,262	(72.4%	)
Total	$109,892	$221,786	(50.5%	)	$199,136	$521,620	(61.8%	)

Miscellaneous expenses decreased significantly from the six month period ended June 30, 2007 as we closed our office in Austria. Wages and benefits decreased primarily as a result of the termination of two employees associated with the closing of our office in Austria.

Other Items

	Three Months Ended June 30		Percentage		Six Months Ended June 30		Percentage
			Increase /				Increase /
	2008	2007	(Decrease)		2008	2007	(Decrease)
Interest Income	$314	$2,270	(86.2%	)	$773 $	5,039	(84.7%	)
Interest Expense	(27,317)	(21,773)	25.5%		(48,837)	(51,602)	(5.4%	)
Miscellaneous Income	21,637	-	n/a		22,505	-	n/a
Loss on Disposal of Capital Asset	-	-	n/a		-	(2,963)	(100.0%	)
Recovery of Loans Receivable	98,343	-	n/a		98,343	-	n/a
Total	$92,977	$(19,603)	(574.3%	)	$72,784 $	(49,526)	247.0%

Interest income during the six months ended June 30, 2008 and 2007 is primarily made up of interest accrued from loans made by EDI Germany to certain of its former shareholders, to certain of its officers and directors, and to persons related to officers and directors of EDI Germany prior to our acquisition of that company.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At	At	Percentage
	June 30,	December 31,	Increase /
	2008	2007	(Decrease)
Current Assets	$77,425	$55,226	40.2%
Current Liabilities	(2,608,340)	(2,012,493)	29.6%
Working Capital Deficit	$(2,530,915)	$(1,957,267)	29.3%

Cash Flows
	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Cash Flows from (used in) Operating Activities	$(282,893)	$(902,624)
Cash Flows from (used in) Investing Activities	68,306	46,873
Cash Flows from Financing Activities	224,740	848,307
Effects of Foreign Currency Translations	(10,153)	(16,433)
Net Decrease in Cash During Period	$-	$(23,877)

The increase in our working capital deficit is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the six months ended June 30, 2008.

Financing during the period was provided by private placements of our equity securities and from related party and third party loans.

Private Placement Financings

Subsequent to our June 30, 2008 fiscal quarter, we completed a private placement of 3,500,000 units at a purchase price of $0.11 per unit and a private placement of 714,285 units at a price of EUR 0.07 per unit. See “Recent Corporate Developments” above.

Loan Financings

During the three months ended June 30, 2008, we received EUR 64,750 (approximately $102,226) in loans from EDI Exploration Drilling International Holding GmbH, our majority stockholder:

Principal	Interest Rate	Grant Date	Due Date
EUR 800	5%	May 30, 2008	May 30, 2009
EUR 63,950	5%	July 1, 2008	June 30, 2009

During the three months ended June 30, 2008, we also received a loan of EUR 13,000 ($20,524) from a third party company, with interest payable at a rate of 5% per annum. The loan was originally due on July 1, 2008, but has been extended to August 31, 2008.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of EUR 1,000,000 (approximately $1,574,757) in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See “Recent Corporate Developments” at Part I, Item 2 of this Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital.(2)
3.3	Certificate of Amendment to Articles of Incorporation – name change to Exploration Drilling International Inc.(6)
3.4	Amended and Restated Bylaws.(5)
4.1	Specimen Common Stock Certificate.(1)
10.1	2006 Stock Option Plan.(3)
10.2	Joint Operating Agreement Between A. Abuynayyan Trading Corporation and EDI Germany.(4)
10.3

Loan Agreement for EUR 8,000 with interest at 7% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower), providing for interest at a rate of 6% per annum dated December 13, 2004 (translated from German to English).(7)

10.4	Managing Director Contract between EDI Germany and Guenter Thiemann dated effective as of January 1, 2005 (translated from German to English).(7)
10.5	Managing Director Contract between EDI Germany and Rainer Rotthaeuser dated effective as of January 1, 2005 (translated from German to English).(7)
10.6	Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated May 30, 2005 (translated from German to English).(7)
10.7

Addendum to Loan Agreement for EUR 5,000 dated May 30, 2005 between Dieter Thiemann (as lender) and EDI Germany (as borrower), extending due date to December 31, 2007, dated December 26, 2006 (translated from German to English).(7)

10.8

Addendum to Loan Agreement for EUR 5,000 dated May 30, 2005 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated December 26, 2007 (translated from German to English).(11)

10.9	Loan Agreement for EUR 36,000 without interest between Guenter Thiemann (as lender) and EDI Germany (as borrower) dated June 8, 2005 (translated from German to English).(7)
10.10

Addendum to Loan Agreement for EUR 36,000 dated June 8, 2005 between Guenter Thiemann (as lender) and EDI Germany (as borrower), providing for interest at a rate of 6% per annum, dated July 1, 2006 (translated from German to English).(7)

10.11

Addendum to Loan Agreement for EUR 36,000 dated June 8, 2005 between Guenter Thiemann (as lender) and EDI Germany (as borrower), extending due date to December 31, 2007, dated April 22, 2007 (translated from German to English).(7)

10.12

Addendum to Loan Agreement for EUR 36,000 dated June 8, 2005 between Guenter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 25, 2007 (translated from German to English).(11)

10.13	Loan Agreement for EUR 25,000 with interest at 6% per annum between EDI Germany (as lender) and Guenter Thiemann (as borrower) dated December 23, 2005 (translated from German to English).(7)
10.14	Loan Agreement for EUR 115,000 with interest at 6% per annum between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower) dated December 23, 2005 (translated from German to English).(7)

Exhibit
Number	Description of Exhibit
10.15

Addendum to Loan Agreement for EUR 115,000 dated December 23, 2005 between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower), extending due date to June 30, 2007, dated December 28, 2006 (translated from German to English).(7)

10.16	Loan Agreement for EUR 15,400 with interest at 3% per annum between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower) dated January 3, 2006 (translated from German to English).(7)
10.17	Loan Agreement for EUR 90,000 with interest at 6% per annum between DTB Patente GmbH (as lender) and EDI Germany (as borrower) dated March 2, 2006 (translated from German to English).(7)
10.18

Addendum to Loan Agreement for EUR 90,000 dated March 2, 2006 between DTB Patente GmbH (as lender) and EDI Germany (as borrower), extending the due date to September 30, 2007, dated January 4, 2007 (translated from German to English).(7)

10.19

Addendum to Loan Agreement for EUR 90,000 dated March 2, 2006 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2008, dated September 25, 2007 (translated from German to English).(9)

10.20

Addendum to Loan Agreement for EUR 90,000 dated March 2, 2006 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated February 2, 2008 (translated from German to English).

10.21	Loan Agreement for EUR 50,000 without interest between Guenter Thiemann (as lender) and EDI Germany (as borrower) dated May 4, 2006 (translated from German to English).(7)
10.22	Addendum to Loan Agreement for EUR 50,000 dated May 4, 2006 between Guenter Thiemann (as lender) and EDI Germany (as borrower) dated July 1, 2006 (translated from German to English).(7)
10.23

Addendum to Loan Agreement for EUR 50,000 dated May 4, 2006 between Guenter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated May 2, 2008 (translated from German to English).(12)

10.24

Addendum to Loan Agreement for EUR 115,000 dated December 23, 2005 between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower), extending due date to December 31, 2006, dated June 25, 2006 (translated from German to English).(7)

10.25	Loan Agreement for EUR 20,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated July 15, 2006 (translated from German to English).(7)
10.26

Addendum to Loan Agreement for EUR 20,000 dated July 15, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2007, dated July 15, 2007 (translated from German to English).(8)

10.27

Addendum to Loan Agreement for EUR 20,000 dated July 15, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).(11)

10.28

Addendum to Loan Agreement for EUR 20,000 dated July 15, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated June 28, 2008 (translated from German to English).

10.29	Loan Agreement for EUR 12,000 with interest at 5% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated September 20, 2006 (translated from German to English).(7)

Exhibit
Number	Description of Exhibit
10.30

Addendum to Loan Agreement for EUR 12,000 dated September 20, 2006 between Dieter Thiemann (as lender) and EDI Germany (as borrower), extending due date to March 22, 2007, dated December 18, 2006 (translated from German to English).(7)

10.31

Addendum to Loan Agreement for EUR 12,000 dated September 20, 2006 between Dieter Thiemann (as lender) and EDI Germany (as borrower), extending due date to December 31, 2007, dated June 26, 2007 (translated from German to English).(8)

10.32

Addendum to Loan Agreement for EUR 12,000 dated September 20, 2006 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 26, 2007 (translated from German to English).(11)

10.33	Addendum to Loan Agreement for EUR 12,000 dated September 20, 2006 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated June 22, 2008.
10.34	Loan Agreement for EUR 11,600 with interest at 5% per annum between DTB Patente GmbH (as lender) and EDI Germany (as borrower) dated October 28, 2006 (translated from German to English).(7)
10.35

Addendum to Loan Agreement for 11,600 dated October 28, 2006 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to November 30, 2008, dated November 1, 2007 (translated from German to English).(11)

10.36	Loan Agreement for EUR 3,400 with interest at 6% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated October 28, 2006 (translated from German to English).(7)
10.37

Addendum to Loan Agreement for EUR 3,400 dated October 28, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to June 30, 2008, dated September 1, 2007 (translated from German to English).(9)

10.38

Addendum to Loan Agreement for EUR 3,400 dated October 28, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated May 28, 2008 (translated from German to English).

10.39	Loan Agreement for EUR 75,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 19, 2006 (translated from German to English).(7)
10.40	Loan Agreement for EUR 2,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 29, 2006 (translated from German to English).(7)
10.41

Addendum to Loan Agreement for EUR 2,000 dated December 29, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).(11)

10.42

Addendum to Loan Agreement for EUR 2,000 dated December 29, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated June 28, 2008 (translated from German to English).

10.43	Loan Agreement for EUR 1,000 with interest at a rate of 6% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 29, 2006 (translated from German to English).(7)
10.44

Addendum to Loan Agreement for EUR 1,000 dated December 29, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).(11)

Exhibit
Number	Description of Exhibit
10.45

Addendum to Loan Agreement for EUR 1,000 dated December 29, 2008 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated June 26, 2008 (translated from German to English).

10.46	Loan Agreement for EUR 21,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated January 19, 2007 (translated from German to English).(7)
10.47

Addendum to Loan Agreement for EUR 21,000 dated January 19, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated January 20, 2008 (translated from German to English).(11)

10.48	Loan Agreement for EUR 57,500 with interest at 5% per annum between DTB Patente GmbH (as lender) and EDI Germany (as borrower) dated January 28, 2007 (translated from German to English).(7)
10.49

Addendum to Loan Agreement for 57,500 dated January 28, 2007 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to January 28, 2009, dated January 22, 2008 (translated from German to English).(11)

10.50	Loan Agreement for EUR 10,000, with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated February 2, 2007 (translated from German to English).(7)
10.51

Addendum to Loan Agreement for EUR 10,000 dated February 2, 2007 between Dieter Thiemann (as lender) and EDI Germany (as borrower), extending the due date to December 31, 2007, dated June 28, 2007 (translated from German to English).(8)

10.52

Addendum to Loan Agreement for EUR 10,000 dated February 2, 2007 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).(11)

10.53

Addendum to Loan Agreement for EUR 10,000 dated February 2, 2007 between Dieter Thiemann (as lender) and EDI Germany (as borrower), extending the due date to March 31, 2009, dated June 18, 2008 (translated from German to English).

10.54	Loan Agreement for EUR 39,160 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 23, 2007 (translated from German to English).(7)
10.55

Addendum to Loan Agreement for EUR 39,160 dated February 23, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated February 20, 2008 (translated from German to English).(11)

10.56	Loan Agreement for EUR 1,800 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 23, 2007 (translated from German to English).(7)
10.57

Addendum to Loan Agreement for EUR 1,800 dated February 23, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated February 23, 2008 (translated from German to English).(11)

10.58	Loan Agreement for EUR 12,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated July 16, 2007 (translated from German to English).(8)
10.59	Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated August 5, 2007 (translated from German to English).(8)

Exhibit
Number	Description of Exhibit
10.60	Loan Agreement for EUR 40,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 9, 2007 (translated from German to English).(11)
10.61

Addendum to Loan Agreement for EUR 40,000 dated August 9, 2007 between EDI Holding (as lender) and EDI Germany (as borrower), extending the due date to March 31, 2009, dated August 4, 2008 (translated from German to English).

10.62	Loan Agreement for EUR 10,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 12, 2007 (translated from German to English).(9)
10.63

Addendum to Loan Agreement for EUR 10,000 dated August 12, 2007 between EDI Holding (as lender) and EDI Germany (as borrower), extending the due date to March 31, 2009, dated August 4, 2008 (translated from German to English).

10.64	Loan Agreement for EUR 15,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 20, 2007 (translated from German to English).(9)
10.65	Loan Agreement for EUR 35,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 30, 2007 (translated from German to English).(9)
10.66	Loan Agreement for EUR 33,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated September 11, 2007 (translated from German to English).(9)
10.67	Loan Agreement for EUR 24,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated September 19, 2007 (translated from German to English).(9)
10.68	Loan Agreement for EUR 12,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated September 26, 2007 (translated from German to English).(9)
10.69	Loan Agreement for EUR 9,400 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated October 12, 2007 (translated from German to English).(11)
10.70	Loan Agreement for EUR 15,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated November 16, 2007 (translated from German to English).(11)
10.71	Loan Agreement for EUR 6,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated November 23, 2007 (translated from German to English).(11)
10.72	Loan Agreement for EUR 29,383 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 30, 2007 (translated from German to English).(11)
10.73	Loan Agreement for EUR 6,500 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated January 18, 2008 (translated from German to English).(11)
10.74	Loan Agreement for EUR 25,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 8, 2008 (translated from German to English).(12)

Exhibit
Number	Description of Exhibit
10.75	Loan Agreement for EUR 5,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 8, 2008 (translated from German to English).(12)
10.76	Consulting Agreement dated February 13, 2008 between the Company and Jesko Beck.(10)
10.77	Technology License Agreement between EDI Germany and EDI Turkey, dated effective as of March 28, 2008.(11)
10.78	Loan Agreement for EUR 6,019.41 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated March 30, 2008 (translated from German to English).(12)
10.79	Loan Agreement for EUR 63,950 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated July 1, 2008 (translated from German to English).
21.1	List of Subsidiaries.(11)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 28, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2006.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.
(7)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on May 16, 2007.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on August 20, 2007.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 19, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 20, 2008.
(11)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on April 15, 2008.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPLORATION DRILLING INTERNATIONAL INC.

Date:	August 19, 2008	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
Chief Executive Officer and President
(Principal Executive Officer )

Date:	August 19, 2008	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Date:	August 19, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary