Form 10-Q
period 2008-09-30
EXPLORATION DRILLING INTERNATIONAL INC.
filed 2008-11-19
CIK 1219606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2008, the Registrant had 123,487,724 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “EDI USA,” and the “Company” mean Exploration Drilling International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

EXPLORATION DRILLING INTERNATIONAL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

September 30, 2008
(Unaudited)

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

Current Assets
Cash	$1,968	$-
Other receivables	21,096	20,674
Loans receivable -related parties (Note 8)	7,210	9,610
Prepaids	8,445	24,942
Deferred tax asset, less valuation allowance of $2,783,766 (2007 -$2,515,492)	-	-

Total Current Assets	38,719	55,226

Investment (Note 4)	9,462	-
Equipment (Note 5)	150,380	210,587
Patents (Note 5)	222,882	204,770

Total Assets	$421,443	$470,583

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank indebtedness (Note 6)	$-	$53,182
Accounts payable and accrued liabilities	588,868	463,879
Accounts payable and accrued liabilities –related parties (Note 8)	125,836	117,501
Loans payable -current (Notes 7 and 8)	1,673,544	1,377,931

Total Current Liabilities	2,388,248	2,012,493

Loans payable (Notes 8)	74,683	129,920

Total Liabilities	2,462,931	2,142,413

Commitments (Note 12)

Stockholders’ Deficiency
Common stock (Note 9)
Authorized
1,000,000,000 common shares, par value $0.001
Issued and outstanding
September 30, 2008 -120,487,724
December 31, 2007 -112,567,396	120,487	112,567
Additional paid-in capital	11,087,468	8,438,228
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(124,658)	(162,044)
Deficit accumulated during the development stage	(13,124,785)	(10,060,581)

Total Stockholders’ Deficiency	(2,041,488)	(1,671,830)

Total Liabilities and Stockholders’ Deficiency	$421,443	$470,583

The accompanying notes are an integral part of these consolidated financial statements,

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine		Nine	Three	Three
	From Inception	Months		Months	Months	Months
	(December 7, 2004)	Ended		Ended	Ended	Ended
	to September 30,	September 30,		September 30,	September 30,	September 30,
	2008	2008		2007	2008	2007

REVENUE	$66,287	$66,287	$	- $	43,782	$-

EXPENSES

Amortization	$207,816	$62,282		$47,309 $	20,194	$16,405
Management fees (recovery)	1,157,286	102,811		278,350	(8,730)	112,884
Professional fees	3,433,714	1,465,325		922,759	425,868	27,119
Selling, general and administrative	2,975,918	271,726		746,913	72,590	225,293
Stock compensation expense	4,937,238	1,255,994		2,110,772	333,882	-
Foreign currency loss (gain)	7,292	(3,187)		1,546	(3,901)	939

	12,719,264	3,154,951		4,107,649	839,903	382,640

LOSS BEFORE OTHER ITEMS AND
INCOME TAXES	(12,652,977)	(3,088,664)		(4,107,649)	(796,121)	(382,640)

OTHER ITEMS

Interest income	22,706	885		6,535	112	1,496
Interest expense	(245,971)	(74,768)		(76,718)	(25,931)	(25,116)
Loss on disposal of capital assets	(5,377)	-		(2,963)	-	-
Write down of patents	(237,953)	-		-	-	-
Recovery (write down) of loans receivable
–related parties (Note 8)	(5,213)	98,343		-	-	-

LOSS BEFORE INCOME TAXES	(13,124,785)	(3,064,204)		(4,180,795)	(821,940)	(406,260)

Provision for income taxes	-	-		-	-	-

NET LOSS	(13,124,785)	(3,064,204)		(4,180,795)	(821,940)	(406,260)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment	(124,658)	37,386		(63,147)	156,144	(72,430)

COMPREHENSIVE LOSS	$(13,249,443)	$(3,026,818)		$(4,243,942)	$(665,796)	$(478,690)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.03)		$(0.04)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		116,774,622		105,913,652	120.265,674	109,317,396

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine
	From Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to September 30,	September 30,	September30,
	2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(13,124,785)	$(3,064,204)	$(4,180,795)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	207,816	62,282	47,310
Stock compensation expense	4,937,238	1,255,994	2,110,772
Loss on disposal of capital asset	5,377	-	2,963
Write down of patents	237,953	-	-
Write down (recovery) of loans receivable –related parties	5,213	(98,343)	-
Issuance of capital stock for services	1,965,000	1,245,000	720,000
Change in operating assets and liabilities:
Decrease (increase) in other receivables	46,301	(850)	40,929
Increase in accrued interest receivable	(20,910)	(272)	(6,466)
Decrease (increase) in prepaid expenses	(5,578)	15,803	3,528
Increase in accounts payable and accrued liabilities	497,684	135,643	4,244
Increase in accounts payable and accrued liabilities –related parties	118,001	10,830	30,229
Increase in accrued interest payable	186,788	66,987	41,026

Net cash used in operating activities	(4,943,902)	(371,130)	(1,186,260)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans receivable	(61,903)	104,192	96,731
Acquisition of equipment, net of disposal proceeds	(319,672)	(889)	(11,338)
Acquisition of patents	(409,537)	(25,200)	(56,339)
Investment in joint venture	(8,890)	(8,890)	-

Net cash provided by (used) in investing activities	(800,002)	69,213	29,054

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	-	(53,182)	-
Cash acquired from Invision Capital, Inc.	81,587	-	-
Issuance of capital stock for cash, net of issuance costs	2,797,498	156,166	1,141,846
Contributed capital	1,475,540	-	-
Loans payable	1,475,251	212,125	21,414

Net cash provided by financing activities	5,829,876	315,109	1,163,260

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	(84,004)	(11,224)	(18,798)

NET DECREASE IN CASH	1,968	1,968	(12,744)

CASH, BEGINNING OF PERIOD	-	-	23,877

CASH, END OF PERIOD	$1,968	$1,968	$11,133

Supplemental Disclosure with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Exploration Drilling International Inc. (the “Company”) was incorporated on January 24, 2003, under the Laws of the State of Nevada and was in the business of acquiring, exploring and developing mineral properties. Effective April 26, 2006, the Company acquired 100% of the issued and outstanding shares of EDI Exploration Drilling International GmbH (“EDI”), a company engaged in the distribution and maintenance of water exploration machinery and equipment and the provision of related services. The Company has abandoned its mineral property acquisition and exploration activities in order to focus its resources on the development and marketing of EDI’s proprietary technology. The Company is considered to be a development stage company, as it has not generated significant revenues from operations.

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

Effective October 16, 2006, the Company changed its name from Invision Capital, Inc. to Exploration Drilling International Inc.

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2008 and for all periods presented, have been included. Interim results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
September 30, 2008
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
September 30, 2008
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
September 30, 2008
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
September 30, 2008
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(n) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of September 30, 2008 and 2007, the Company’s potentially dilutive securities, stock options and warrants, have been excluded from the weighted average number of shares outstanding as they were anti-dilutive.

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
September 30, 2008
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
September 30, 2008
(Unaudited)

4.	INVESTMENT

In March 2008, EDI established a joint venture company in Turkey called EDI Sondaj Insaat Makine Sanayi Ticaret Anonim Sirketi (“EDI Turkey”) for consideration of Euro 6,551 (US $9,462). EDI owns a 25% interest in EDI Turkey. EDI Turkey will be utilized by the parties to seek out business opportunities in Turkey for EDI’s proprietary technologies. EDI Turkey is accounted for as an investment under the equity method as EDI has significant influence. As at September 30, 2008, EDI Turkey had not yet begun operations.

5.	EQUIPMENT AND PATENTS

Equipment

	September 30,	December 31,
	2008	2007

Well system	$2,100	$2,105
Technical equipment and machinery	302,966	302,900
Office and other equipment	28,986	29,058
Software	14,059	14,094
	348,111	348,157
Accumulated amortization	(197,731)	(137,570)

Net book value	$150,380	$210,587

Patents and trademarks

	September 30,	December 31,
	2008	2007

Trademarks	$91,226	$92,898
Patents	135,688	113,783
	226,914	206,681
Accumulated amortization	(4,032)	(1,911)

Net book value	$222,882	$204,770

During the year ended December 31, 2007, the Company wrote down patents totaling $237,953 as the recoverability of the carrying amount of the assets was uncertain. During the nine months ended September 30, 2008 and 2007, the Company did not amortize $198,056 and $443,324 of its patents and trademarks as the patents have not yet been awarded and/or they have not begun to generate revenues and the trademarks have indefinite lives. Capitalized amounts relate solely to legal and advisory costs incurred in registration of the patents and trademarks.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

6.	BANK INDEBTEDNESS

At September 30, 2008 and December 31, 2007, the Company had a consolidated bank indebtedness of $0 and $53,182, respectively. EDI has an account overdraft limit of Euro 50,000 (US $72,223) which bears interest at 12.0% per annum. The overdraft bears interest at 15.0% per annum on any amounts exceeding the overdraft limit.

7.	LOANS PAYABLE –CURRENT

During the nine months ended September 30, 2008, a loan was granted from a third party individual for Euro 15,100 (US $21,811). The loan bears interest at 4% per annum and is due April 15, 2009.

During the nine months ended September 30, 2008, a loan was granted from a third party individual for Euro 30,000 (US $43,334). The loan bears interest at 6.5% per annum and is due December 31, 2008.

During the nine months ended September 30, 2008, several loans and interest payable were assigned from a company with a shareholder related to an officer and director of the Company to a third party company totaling Euro 103,533 (US $149,549). The principal portion of the loans assigned total Euro 92,617 (US $133,782). The loans bear interest and are due as follows:

Principal	Interest	Due Date

Euro 23,517 (US $33,970)	6%	December 31, 2008
Euro 11,600 (US $16,756)	5%	November 30, 2008
Euro 57,500 (US $83,056)	5%	January 29, 2009

During the nine months ended September 30, 2008, two loans were granted from a third party company for Euro 13,000 (US $18,778) and Euro 13,000 (US $18,788), respectively. The loans bear interest at 3% per annum and were due April 25, 2008 and July 1, 2008. The loans have been extended and are due December 31, 2008.

During the year ended December 31, 2007, two loans were granted from a third party individual for Euro 33,000 (US $47,667) and Euro 50,000 (US $72,223). The loans bear interest at 6% per annum and were due February 19, 2008 and March 14, 2008. The loans have been extended and are due December 31, 2008.

During the year ended December 31 2006, several loans were granted from a third party individual totaling Euro 400,000 (US $577,784). The loans earned interest at 6% per annum. During the year ended December 31, 2007, the total loans of Euro 400,000 (US $577,784) and interest of Euro 10,000 (US $14,445) was repaid. At September 30, 2008, Euro 31,273 (US $45,172) of interest was still outstanding.

During the year ended December 31, 2006, a loan was granted from a third party individual for Euro 23,000 (US $33,223). The loan bears interest at 7% per annum and was due July 7, 2007. The loan has been extended and is due December 31, 2008. The Company has the option of repaying the principal and interest by issuing 12,305 shares of the Company’s common stock if the lender is notified in writing one month before the due date.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

7.	LOANS PAYABLE –CURRENT (continued)

During the year ended December 31, 2006, several loans were granted from a third party individual totaling Euro 53,000 (US $76,556). During the year ended December 31, 2007, Euro 6,600 (US $10,255) of the first loan granted was repaid. During the nine months ended September 30, 2008, an additional Euro 12,600 (US $17,478) of the first loan granted was repaid. The loans bear interest at 5% per annum and were due December 31, 2006. The loans have been extended and are due as follows:

Principal	Due Date

Euro 800 (US $1,156)	December 31, 2008
Euro 15,000 (US $21,667)	December 31, 2008
Euro 18,000 (US $26,000)	December 31, 2008

During the year ended December 31, 2007, two loans were granted from a third party company for Euro 40,000 (US $57,778) and Euro 15,000 (US $21,667). The first loan bears interest at 5% per annum and was due September 28, 2007. The second loan bears interest at 6% per annum and was due December 31, 2007. The loans have been extended and are due December 31, 2008.

During the year ended December 31, 2006, two loans were granted from a third party company for Euro 30,000 (US $43,334) and Euro 25,000 (US $36,112). The loans bear interest at 5% per annum and were due November 2, 2007 and November 23, 2007, respectively. The loans have been extended and are due December 31, 2008.

During the nine months ended September 30, 2008, two loans were granted from a third party company for $1,800 and $1,000. The loans bear interest at 10% per annum, compounded annually and are due on demand.

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
September 30, 2008
(Unaudited)

8.	RELATED PARTY TRANSACTIONS Loans Receivable

During the year ended December 31, 2006, a loan was granted to a former shareholder of EDI totaling Euro 990 (US $1,430). The loan bears interest at 3% per annum and was due January 5, 2008. On December 28, 2007, the loan was extended to July 31, 2008. On March 31, 2008, the loan of Euro 990 (US $1,430) and interest of Euro 69 (US $99) was repaid.

During the year ended December 31, 2006, a loan was granted to an individual related to an officer and director of the Company for Euro 15,400 (US $22,667). At the time of the grant, the officer and director of the Company was also a managing director of EDI. On December 31, 2007, Euro 641 (US $944) of accounts payable was offset against the principal of the loan receivable. The loan bears interest at 3% per annum and was due January 5, 2008. On April 17, 2007, the Company made an immediate demand for repayment and the loan was in default. On December 31, 2007, the Company wrote down the loan and interest receivable totaling Euro 15,702 (US $23,111) to the statement of operations. During the nine months ended September 30, 2008, the Company recovered the loan and interest receivable totaling Euro 15,702 (US $23,111) and included interest income of Euro 118 (US $184) in the statement of operations. The Company then offset the loan and interest receivable totaling Euro 15,820 (US $22,851) against a loan payable to EDI Holding.

During the year ended December 31, 2005, a loan was granted to a former shareholder of EDI for Euro 10,000 (US $14,445). On December 31, 2007, Euro 5,772 (US $8,337) of accounts payable was offset against the principal of the loan receivable. During the nine months ended September 30, 2008, Euro 726 (US $1,049) of accounts payable was offset against the principal of the loan receivable. The loan bears interest at 6% per annum and was due on December 31, 2006. During the year ended December 31, 2006, the loan was extended to June 30, 2007. During the year ended December 31, 2007, the loan was extended to August 31, 2008. During the nine months ended September 30, 2008, the loan was extended to April 30, 2009.

During the year ended December 31, 2005, a loan was granted to an individual related to an officer and director of the Company and a managing director of EDI, for Euro 115,000 (US $169,267). During the year ended December 31, 2007, Euro 72,000 (US $105,976) was repaid. The loan bears interest at 6% per annum and was due on December 31, 2006. On December 28, 2006, the loan was extended to June 30, 2007. On April 17, 2007, the Company made an immediate demand for repayment and the balance of the loan was in default. On December 31, 2007, the Company wrote down the remaining balance of loan and interest receivable totaling Euro 54,654 (US $80,445) to the statement of operations. During the nine months ended September 30, 2008, the Company recovered loan and interest receivable totaling Euro 51,113 (US $75,232) in the statement of operations. The Company then offset the recovered loan and interest receivable totaling Euro 23,340 (US $33,714) against a loan payable to EDI Holding and Euro 27,772 (US $40,120) against management fees payable to the former managing director of EDI.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current

During the nine months ended September 30, 2008, several loans were granted from EDI Holding totaling Euro 112,116 (US $161,948). The loans bear interest at 5% per annum and are due as follows:

Principal	Due Date

Euro 5,000 (US $7.222)	December 31, 2008
Euro 25,000 (US $36,112)	December 31, 2008
Euro 6,019 (US $8,695)	December 31, 2008
Euro 63,950 (US $92,373)	June 30, 2009
Euro 11,347 (US $16,390)	September 30, 2009
Euro 800 (US $1,156)	May 30, 2009

During the year ended December 31, 2007, several loans were granted from EDI Holding totaling Euro 290,744 (US $419,968). The loans bear interest at 5% per annum. During the nine months ended September 30, 2008, several of the loans were extended. The loans are due as follows:

Principal	Due Date

Euro 21,000 (US $30,334)	December 31, 2008
Euro 39,160 (US $56,565)	December 31, 2008
Euro 1,800 (US $2,600)	December 31, 2008
Euro 6,000 (US $8,667)	December 31, 2008
Euro 40,000 (US $57,778)	March 31, 2009
Euro 10,000 (US $14,445)	March 31, 2009
Euro 15,000 (US $21,667)	March 31, 2009
Euro 35,000 (US $50,556)	March 31, 2009
Euro 33,000 (US $47,667)	March 31, 2009
Euro 24,000 (US $34,667)	March 31, 2009
Euro 12,000 (US $17,334)	March 31, 2009
Euro 9,400 (US $13,578)	December 31, 2008
Euro 15,000 (US $21,667)	December 31, 2008
Euro 29,384 (US $42,443)	December 31, 2008

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the year ended December 31, 2006, several loans were granted from EDI Holding totaling Euro 26,400 (US $38,134). During the year ended December 31, 2007, Euro 4,856 (US $7,014) of the first loan granted was repaid. During the year ended December 31, 2007, all of the loans were extended. The loans bear interest and are due as follows:

Principal	Interest	Due Date

Euro 15,144 (US $21,875)	5%	March 31, 2009
Euro 3,400 (US $4,911)	6%	March 31, 2009
Euro 2,000 (US $2,889)	5%	March 31, 2009
Euro 1,000 (US $1,445)	6%	March 31, 2009

During the year ended December 31, 2005, a loan was granted from an officer and director of the Company and a managing director of EDI, for Euro 36,000 (US $52,001). During the year ended December 31, 2006, an additional loan for Euro 50,000 (US $72,223) was granted. On December 31, 2006, two loans receivable, including principal and interest, totaling Euro 29,446 (US $42,533) were posted as a payment against the second loan payable. The first loan bears interest at 6% per annum and was due December 31, 2007. During the year ended December 31, 2007, the loan was extended to July 31, 2008. On June 25, 2008, the loan was extended to March 31, 2009. The second loan bears interest at 6% and was due May 4, 2008. On May 2, 2008, the loan was extended to December 31, 2008.

During the year ended December 31, 2007, a loan was granted from a company with a shareholder related to an officer and director of the Company for Euro 57,500 (US $83,056). At the time of the grant, the officer and director of the Company was also a managing director of EDI. The loan bears interest at 5% per annum and was due February 5, 2008. On January 22, 2008, the loan was extended to January 28, 2009. On June 16, 2008, the loan and interest payable totaling Euro 60,933 (US $88,015) was assigned to a third party company effective April 1, 2008.

During the year ended December 31, 2006, two loans were granted from a company with a shareholder related to an officer and director of the Company for Euro 90,000 (US $130,001) and Euro 11,600 (US $16,756). At the time of the grants, the officer and director of the Company was also a managing director of EDI. On October 4, 2006 and during the year ended December 31, 2007, Euro 30,000 (US $43,334) and Euro 36,247 (US $52,357) of the first loan granted, respectively, were repaid. During the three months ended March 31, 2008, an additional Euro 235 (US $340) of the first loan granted was repaid. The first loan bears interest at 6% and was due March 31, 2007. The first loan has been extended and is due December 31, 2008. The second loan bears interest at 5% per annum and was due November 30, 2007. During the year ended December 31, 2007, the second loan was extended to November 30, 2008. On June 16, 2008, the loan and interest payable totaling Euro 42,600 (US $61,534) was assigned to a third party company effective April 1, 2008.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the nine months ended September 30, 2008, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI for Euro 6,500 (US $9,389). The loan bears interest at 6% per annum and is due December 31, 2008.

During the year ended December 31, 2007, several loans were granted from an individual related to an officer and director of the Company and a managing director of EDI, totaling Euro 27,000 (US $39,000). The loans bear interest at 6%. The loans have been extended are due as follows:

Principal	Due Date

Euro 10,000 (US $14,445)	March 31, 2009
Euro 12,000 (US $17,333)	December 31, 2008
Euro 5,000 (US $7,222)	December 31, 2008

During the year ended December 31, 2006, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI for Euro 12,000 (US $17,333). The loan bears interest at 6% per annum and was due December 31, 2006. The loan has been extended and is due March 31, 2009.

During the year ended December 31, 2005, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 5,000 (US $7,222). During the year ended December 31, 2007, Euro 3,000 (US $4,333) of the loan was repaid. The loan bears interest at 6% per annum and was due December 31, 2006. The loan has been extended and is due December 31, 2008.

Loans Payable

During the year ended December 31, 2006, a loan was granted from EDI Holding for Euro 75,000 (US $108,334). During the nine months ended September 30, 2008, the Company offset loans and interest receivable totaling Euro 39,160 (US $56,565) against the loan payable. The loan bears interest at 5% per annum and is due on December 21, 2009.

During the year ended December 31, 2004, a loan was granted from an individual related to an officer and director of the Company and a managing director of EDI, for Euro 8,000 (US $11,556). The loan bears interest at 6% per annum and is due on December 31, 2009.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (continued)

Other

At September 30, 2008 and December 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 83,856 (US $121,127) and Euro 69,741 (US $102,651), respectively, owed to current and former managing directors of EDI for management fees and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At September 30, 2008 and December 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 0 (US $0) and Euro 10,089 (US $14,850), respectively, owed to a managing director of EDI for the company use of his private vehicle and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest bearing and due on demand.

At September 30, 2008, included in accounts payable and accrued liabilities –related parties is $4,709 owed to an officer of the Company for consulting fees and reimbursement of expenses. Amounts due to officers and directors are unsecured, non-interest-bearing and due on demand.

Consulting fees paid to an officer of the Company for the nine and three months ended September 30, 2008 totaled $9,000 and $3,000, respectively. Consulting fees paid to an officer of the Company for the nine and three months ended September 30, 2007 totaled $9,000 and $3,000, respectively. The consulting fees are included in management fees on the statement of operations. Management fees paid (recovered) to (from) the managing directors of EDI for the nine and three months ended September 30, 2008 totaled Euro 61,200 (US $93,811) and Euro (7,800) (US ($(11,730)). Management fees paid to the managing directors of EDI for the nine and three months ended September 30, 2007 totaled Euro 200,000 (US $269,350) and Euro 80,000 (US $109,884), respectively.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

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
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

9.	COMMON STOCK (continued)

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

On July 4, 2008, the Company issued 500,000 units at a price of $0.11 per unit, for consulting services with an aggregate value totaling $55,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.14 per share for a period of one year from the date of closing. The consulting services are included in professional fees on the statement of operations.

On July 4, 2008, the Company issued 3,000,000 units at a price of $0.11 per unit, for consulting services with an aggregate value totaling $330,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.14 per share for a period of one year from the date of closing. The consulting services are included in professional fees on the statement of operations.

On July 8, 2008, the Company issued 714,285 units at a price of Euro 0.07 (US $0.11) per unit, for total proceeds of Euro 50,000 (US $78,333) in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.09 (US $0.13) per share for a period of two years from the date of closing. A finder’s fee of 10% of the proceeds equal to 71,428 shares of the Company’s common stock was issued on closing of the private placement.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
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

		Weighted
	Number	Average
		Exercise Price

Options outstanding, December 31, 2007	10,300,000	$0.93
Granted	100,000	0.19
Exercised	-	-
Expired	-	-
Options outstanding, September 30, 2008	10,400,000	$0.92
Options exercisable, September 30, 2008	6,265,000	$0.94

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

On July 4, 2008, the Company granted stock options to an employee under the 2006 Stock Option Plan, to acquire a total of 100,000 shares of common stock exercisable at a price of $0.19 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

10.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

A summary of stock options outstanding at September 30, 2008 is as follows:

	Outstanding Options			Exercisable Options
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise		Contractual	Exercise		Contractual	Exercise
Price	Number	Life	Price	Number	Life	Price

$ 1.00	200,000	7.58	$ 1.00	100,000	7.58	$ 1.00
$ 1.00	6,390,000	6.58	$ 1.00	3,840,000	6.58	$ 1.00
$ 1.00	1,380,000	5.58	$ 1.00	620,000	5.58	$ 1.00
$ 1.00	1,030,000	3.58	$ 1.00	1,030,000	3.58	$ 1.00
$ 0.45	1,000,000	5.75	$ 0.45	500,000	5.75	$ 0.45
$ 0.45	250,000	6.75	$ 0.45	150,000	6.75	$ 0.45
$ 0.45	50,000	6.95	$ 0.45	25,000	6.95	$ 0.45
$ 0.19	100,000	5.00	$ 0.19	-	-	$ 0.00

The aggregate intrinsic value for options vested and unvested as of September 30, 2008 and December 31, 2007 is $Nil.

On May 5, 2006, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	89.35%
Weighted average expected life of options	5 years

On September 11, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.07%
Dividend yield rate	0.00%
Price volatility	155.55%
Weighted average expected life of options	5 years

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

10.	STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

On September 12, 2007, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.11%
Dividend yield rate	0.00%
Price volatility	155.59%
Weighted average expected life of options	5 years

On July 4, 2008, the Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	3.28%
Dividend yield rate	0.00%
Price volatility	223.42%
Weighted average expected life of options	5 years

There remains a total of $2,778,590 compensation costs for unvested options which will be expensed in future periods.

Warrants

		Weighted
		Average
	Number	Exercise Price

Warrants outstanding, December 31, 2007	9,861,111	$0.34
Granted	7,848,900	0.22
Exercised	-	-
Expired	6,611,111	0.35
Warrants outstanding, September 30, 2008	11,098,900	$0.26
Warrants exercisable, September 30, 2008	11,098,900	$0.26

A summary of warrants outstanding at September 30, 2008, is as follows:

Date	Issued	Outstanding	Exercise Price	Expiry Date

November 12, 2007	3,250,000	3,250,000	$ 0.35	November 12, 2009
February 27, 2008	3,000,000	3,000,000	$ 0.34	February 27, 2009
February 27, 2008	250,000	250,000	$ 0.25	February 27, 2009
March 14, 2008	384,615	384,615	Euro 0.17 (US $0.25)	March 14, 2009
July 4, 2008	500,000	500,000	$ 0.14	July 4, 2009
July 4, 2008	3,000,000	3,000,000	$ 0.14	July 4, 2009
July 8, 2008	714,285	714,285	Euro 0.09 (US $0.11)	July 8, 2010

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
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

On October 1, 2007, EDI entered into a lease agreement for office space that requires monthly lease payments of Euro 862 (US $1,245).

On August 1, 2007, EDI entered into a managing service contract with a managing director of EDI effective August 1, 2007 to pay monthly management fees of Euro 10,000 (US $14,445). The contract may be terminated by giving written notice of twelve months and ends without notice at the end of the month in which the managing director turns 65 years of age. In August 2008, the managing director agreed to decrease the monthly management fee to Euro 5,300 (US $7,656) effective January 1, 2008.

On August 1, 2006, EDI entered into a lease agreement for office space on a month-to-month basis that requires monthly lease payments of Euro 1,260 (US $1,820). The lease agreement was cancelled effective November 1, 2007.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 (US $144) per hour. The contract terminated on December 31, 2007.

On July 1, 2005, EDI entered into a consulting agreement with an individual effective July 1, 2005 to pay monthly consulting fees at Euro 100 (US $144) per hour. The contract terminated on December 31, 2007.

On July 1, 2005, EDI entered into a lease agreement for tenancy of office space that may be terminated with written notice of three months. The lease agreement requires monthly lease payments of Euro 600 (US $867) plus taxes. The lease agreement was cancelled in August 2007 and the written notice of three months was waived.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

12.	COMMITMENTS (continued)

On July 1, 2005, EDI entered into a freelance agreement with an individual effective July 1, 2005, to pay monthly consulting fees of Euro 8,000 (US $11,556). The contract may be terminated at the end of each calendar quarter by giving written notice of six months. The agreement has been terminated by a settlement agreement dated July 2, 2007. EDI is required to pay a total of Euro 6,000 (US $8,667) per month under the terms of two settlement agreements for a period of two years beginning August 1, 2007.

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $14,445) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 19,000 (US $27,445) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US $14,445) per month. Effective January 1, 2007, the managing director agreed to decrease the monthly management fee to Euro 1,500 (US $2,167).

On January 1, 2005, EDI entered into a managing service contract with a managing director of EDI effective July 1, 2005, to pay monthly management fees of Euro 10,000 (US $14,445) and a management bonus of 5% of the annual net income of EDI under German law, due one month following the approval of the annual financial statements by a meeting of the shareholders. The contract may be terminated at the end of each calendar quarter by giving written notice of six months and ends without notice at the end of the month in which the managing director turns 65 years of age. On March 20, 2006, the contract was amended to increase the monthly management fee to Euro 16,000 (US $23,111) for the months, April 2006 to September 2006. Effective October 1, 2006, the managing director agreed to decrease the monthly management fee back to Euro 10,000 (US $14,445) per month. Effective January 1, 2008 the contract was terminated effective immediately.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
	Amounts from	Nine	Nine
	Inception	Months	Months
	(December 7, 2004)	Ended	Ended
	to September 30,	September 30,	September 30,
	2008	2008	2007

Cash paid for:
Interest	$55,754	$4,556	$-
Income taxes	$-	$-	$-

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (continued)

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (December 7, 2004) to June 30, 2008, the Company issued 50,000,000 common shares for the acquisition of EDI.

During the nine months ended September 30, 2008, 3,000,000 units were issued for consulting services with an aggregate value totaling $810,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.34 per share for a period of one year from the date of closing.

During the nine months ended September 30, 2008, 250,000 units were issued for consulting services with an aggregate value totaling $50,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of US $0.25 per share for a period of one year from the date of closing. The consulting services are included in professional fees on the statement of operations.

During the nine months ended September 30, 2008, 500,000 units were issued for consulting services with an aggregate value totaling $55,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.14 per share for a period of one year from the date of closing.

During the nine months ended September 30, 2008, 3,000,000 units at were issued for consulting services with an aggregate value totaling $330,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.14 per share for a period of one year from the date of closing. The consulting services are included in professional fees on the statement of operations.

During the nine months ended September 30, 2008, 71,428 shares of the Company’s common stock were issued for a finder’s fee equal to 10% of the total number of units issued in a private placement transaction.

EXPLORATION DRILLING INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2008
(Unaudited)

14.	SUBSEQUENT EVENTS

On October 17, 2008, the Company granted stock options to officers, directors and consultants under the 2008 Stock Option Plan (adopted October 2, 2008), to acquire a total of 2,175,000 shares of common stock exercisable at a price of $0.11 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

On October 27, 2008, the Company granted stock options to an employee and consultants under the 2008 Stock Option Plan (adopted October 2, 2008), to acquire a total of 450,000 shares of common stock exercisable at a price of $0.11 per share for a term expiring on the date that is five years after the date such options become vested and exercisable.

On October 27, 2008, the Company issued 3,000,000 units at a price of Euro 0.05 (US $0.06) per unit, for total proceeds of Euro 150,000 (US $189,203) in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of Euro 0.0625 (US $0.09) per share for a period of two years from the date of closing.

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

The following summarizes our plan of operation for our 2008 fiscal year and our results of operation for the three and nine months ended September 30, 2008. The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since the end of our second fiscal quarter ended June 30, 2008:

1.

On July 4, 2008, we completed a private placement of 3,500,000 units at a purchase price of $0.11 per unit. Each unit issued consisted of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of $0.14 per share for a period of one year from the date of issuance. The units were issued pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) on the basis of representations made by the investors that they were not US persons and that they were not acquiring the units for the account or benefit of a US person. No directed selling efforts were made in the United States in connection with this offering.

2.

On July 8, 2008, we completed a private placement of 714,285 units at a price of EUR 0.07 per unit for total proceeds of EUR 50,000. Each unit issued consisted of one share of our common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of EUR 0.09 per share for a period ending two years from the date of issuance. This private placement was completed pursuant to the provisions of Regulation S. We did not engage in any directed selling efforts in the United States in connection with this offering. The investor represented that he was not a US person as defined in Regulation S and that he was not acquiring the units for the account or benefit of a US person.

We also issued 71,428 shares of our common stock (the “Commission Shares”) to a finder in connection with this private placement. The Commission Shares were issued to the finder pursuant to the provisions of Regulation S on the basis that the finder is not a US person.

3.

On October 2, 2008, our Board of Directors resolved that no further options are to be granted under our 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan will be terminated once all of the outstanding options previously granted under that plan have been exercised, have expired or have otherwise been terminated. We will continue to honor the terms of any outstanding options granted under the 2006 Plan.

4.

On October 2, 2008, our Board of Directors adopted a new 2008 Stock Option Plan (the “2008 Plan”). The 2008 Plan allows us to grant options to its officers, directors and employees. In addition, we may grant options to individuals who act as consultants to us, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities. A total of 12,000,000 shares of our common stock are available for issuance upon the exercise of options granted under the 2008 Plan. After January 1, 2009, our Board of Directors may increase the number of shares that may be issued under the 2008 Plan, provided that the maximum aggregate number of shares that may be optioned and sold under the 2008 Plan cannot, at any time, exceed 10% of the total number of shares of our common stock outstanding. The exercise price for options granted under the 2008 Plan cannot be less than 75% of the fair market value of our common stock as determined under the 2008 Plan.

5.

On October 17, 2008, we granted options to purchase an aggregate of 2,175,000 shares of our common stock under the 2008 Plan. The options granted are exercisable at a price of $0.11 per share and expire five years after the options vest. 1,975,000 of the options granted may be exercised immediately, with the remaining options granted vesting on August 1, 2009. Included with this grant were options to purchase 500,000 shares of our common stock to John Boschert, our Secretary. The options granted to Mr. Boschert are exercisable immediately at a price of $0.11 per share.

6.

On October 27, 2008, we granted options to acquire an additional 450,000 shares of our common stock to various consultants and employees under the 2008 Plan. The options are exercisable at a price of $0.11 per share. 225,000 of the options granted may be exercised immediately and expire October 31, 2013. The remaining 225,000 options granted vest on November 1, 2008 and expire October 31, 2014.

7.

On October 27, 2008, we completed a private placement of 3,000,000 units at a price of EUR 0.05 per unit for total proceeds of EUR 150,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of EUR 0.0625 per share for a period ending two years from the date of issuance of the Units. This private placement was completed pursuant to the provisions of Regulation S. We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US person as defined in Regulation S and that it was not acquiring the units for the account or benefit of a US person.

PLAN OF OPERATION

During our 2008 fiscal year, we will continue to seek to gain market penetration for our products and processes within the drilling industry. In order to do so, we will seek to use our business contacts and will obtain the assistance of business consultants with local and international connections. Over the next year, we will focus on developing relationships and contacts in Germany, Southeastern Europe, the Middle East, Asia and Southern Africa.

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

As a result of our efforts, we have managed to secure four drilling projects in Germany that we expect to perform in the first half of 2009. These expected projects include establishing water supplies, underground pollution hazard assessments, and near surface geothermal drilling.

(b)

Southeast Europe: We are seeking to enter into negotiations with government authorities in Southeastern Europe. With the help of these government authorities, we hope to explore licensing opportunities with local industry representatives and consultants within the market.

(c)

The Middle East: The Middle East contains some of the most arid environments in the world. For example, 97% of Egypt is covered by desert. As a result, there is a distinct market for groundwater pumping and irrigation projects. Within these markets, we will attempt to offer our services as a general contractor and sub-contractor for well drilling projects. We have formed relationships with drilling companies in the Middle East and will seek to parlay these contacts into drilling contracts.

(d)

Turkey: In Turkey’s largest city, the water supply infrastructure is currently inadequate to sustain the growth of its population. In March 2008, our wholly owned subsidiary, EDI Exploration Drilling International GmbH (“EDI Germany”) formed EDI Turkey, a joint venture company, with influential members of Turkey’s drilling and water supply industries. EDI Germany owns a 25% interest in EDI Turkey. EDI Turkey will seek out business opportunities in Turkey for EDI’s proprietary technologies.

(e)

Africa: The West African Country of Namibia has one of the most arid climates in the world. 83% of the rainfall experienced in Namibia evaporates soon after it falls. In Namibia, there are currently 150,000 water wells in operation; however, 75% of these do not pump drinking quality water. Supplying drinking water for household consumption has become an important goal for the Government of Namibia. As a result of the drilling project we completed in February 2007, the Namibian Ministry of Agriculture, Water and Forestry commissioned us and a local drilling company to work together on three additional drilling projects. These projects involved exploratory boreholes, drilled for the purpose of geological analysis. Drilling on these projects was commenced at the end of February 2007 and completed in May 2007. As a result of the successful completion of these projects, we secured an additional six drilling projects in Namibia. After the completion of four drilling projects, our management reassigned our drilling team to the Coca Cola Pakistan project. We expect to return to Namibia to conduct additional drilling projects in 2009.

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

(f)

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

We secured a drilling contract from Coca-Cola Pakistan to drill a total of four water exploration holes. The purpose of the drilling projects was to obtain and analyze water samples from two locations around Karachi that will be used to assist Coca-Cola Pakistan in deciding where to locate a large-scale bottling facility. Drilling was originally scheduled to begin in the Fall of 2007, but was delayed by Coca Cola Pakistan due to their ongoing negotiations with third parties regarding land ownership issues. Four test boreholes have be drilled in two different locations and analyzed locally. The first drilling project was completed in September 2008 and included surveying existing ground water sources and evaluating their quality, quantity and sustainability for beverage production. Additional projects are planned for Pakistan in 2009.

In addition, we will explore opportunities for our products and services in other international markets, focusing primarily on countries where there is an established need for water well drilling technologies and services.

We anticipate that we will require approximately EUR 1,000,000 ($1,444,460) to complete our plan of operation over the next twelve months. The majority of this amount will be spent on financing our business operations, marketing presentations, product demonstrations, and legal and other consulting fees associated with establishing our presence in international markets. In addition, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees we expect to incur in meeting ongoing reporting obligations under United States securities laws.

RESULTS OF OPERATIONS

Nine Months and Three Months Summary

	Nine Months Ended		Percentage	Three Months Ended		Percentage
	September 30		Increase /	September 30		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$66,287	$-	n/a	$43,782	$-	n/a
Expenses	(3,154,951)	(4,107,649)	(23.2)%	(839,903)	(382,640)	119.5%
Other Items	24,460	(73,146)	(133.4)%	(25,819)	(23,620)	9.3%
Net Loss	$(3,064,204)	$(4,180,795)	(26.7)%	$(821,940)	$(406,260)	102.3%

Revenue

For the first time since our inception, we have recognized revenue from our operations. The amounts recognized by us as revenue represent amounts charged by us in respect of a drilling project completed for Coca Cola Pakistan and for certain small drilling projects completed in Germany. Included in revenues for the nine months ended September 30, 2008 are $22,505 previously recorded and classified during the six months ended June 30, 2008 as miscellaneous income.

We currently have a number of projects planned for 2009 and hope to earn additional revenue from those projects. However, we are still a development stage company and are still in the process of establishing ourselves in the marketplace. There is no assurance that we will be successful in our future efforts to earn revenue and, even if we are successful in earning revenues, those revenues are likely to be subject to significant fluctuations and will be difficult to reliably predict.

Expenses

Our major components of our expenses for the nine months ended September 30, 2008 and 2007 consisted of the following:

	Nine Months Ended		Percentage	Three Months Ended		Percentage
	September 30		Increase /	September 30		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Amortization	$62,282	$47,309	31.6%	$20,194	$16,405	23.1%
Management Fees	102,811	278,350	(63.1)%	(8,730)	112,884	(107.7)%
Professional Fees	1,465,325	922,759	58.8%	425,868	27,119	1,470.4%
Selling, General and	271,726	746,913	(63.6)%	72,590	225,293	(67.8)%
Administrative
Stock Compensation Expense	1,255,994	2,110,772	(40.5)%	333,882	-	n/a
Foreign Currency Loss	(3,187)	1,546	(306.1)%	(3,901)	939	(515.4)%
Total Operating Expenses	$3,154,951	$4,107,649	(23.2)%	$839,903	$382,640	119.5%

Management Fees

Management fees paid during the period are comprised of amounts paid or earned by our officers and directors and the executive officers of EDI Germany during the nine months ended September 30, 2008 and 2007. Management fees paid during the nine months ended September 30, 2008 decreased from amounts paid during the comparable period in 2007. This is primarily due to the fact that Rainer Rotthaeuser, our Chief Executive Officer and a member of our Board of Directors, resigned as a managing director of EDI Germany, and no longer collects a management fee, and to the fact that Guenter Thiemann, our Chief Financial Officer and also a member of our Board of Directors, agreed to reduce his management fee to EUR 1,500 per month commencing on January 1, 2008.

During the three months ended September 30, 2008, we recognized a net recovery of $8,730 as a result of one of the managing directors of EDI Germany agreeing to reduce his management fees from EUR 10,000 per month to EUR 5,300 per month retroactive to January 1, 2008. The reduction resulted in a recovery of EUR 37,800 ($56,544).

Professional Fees

Professional fees for the three months and nine months ended September 30, 2008 and 2007 consisted of the following:

	Nine Months Ended		Percentage	Three Months Ended		Percentage
	September 30		Increase /	September 30		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Accounting and Tax Fees	$44,501	$62,920	(29.3)%	$14,167	$6,384	121.9%
Consulting Fees	1,306,166	786,421	66.1%	389,730	6,536	5,862.8%
Legal Fees	114,658	73,418	56.2%	21,971	14,199	54.7%
Total	$1,465,325	$922,759	58.8%	$425,868	$27,119	1,470.4%

Accounting and tax fees are comprised of amounts paid to independent auditors, accountants and tax consultants for the preparation and audit of our financial statements and for general tax advice. Accounting and tax fees decreased in the quarter because reversals were made to accounting accruals for the three months ended September 30, 2007 and less funds were spent on general tax advice.

Consulting fees include amounts paid to outside consultants for services provided in connection with investor relations activities, preparing marketing and promotional materials, developing international business contacts and business opportunities and improving our technologies. Consulting fees have increased relative to the comparative periods in 2007 as we have increased our business development efforts in the current fiscal year.

Legal fees include amounts paid in connection with meeting our reporting obligations under the Exchange Act and for general legal services related to the operation of our business. The legal fees we incurred during the nine months ended September 30, 2008 were significantly more than the legal fees we incurred during the same period in 2007. Additional legal fees incurred during 2008 were primarily related to general legal services provided in connection with our business development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 consisted of the following major components:

	Nine Months Ended		Percentage	Three Months Ended		Percentage
	September 30		Increase /	September 30		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Marketing and Promotion	$6,373	$46,291	(86.2)%	$(8,270)	$7,166	(215.4)%
Travel	88,603	68,240	29.8%	21,079	28,607	(26.3)%
Wages and Benefits	103,016	295,689	(65.2)%	48,173	78,089	(62.2)%
Miscellaneous	73,734	336,693	(78.1)%	11,608	111,431	(89.6)%
Total	$271,726	$746,913	(63.6)%	$72,590	$225,293	(67.8)%

Miscellaneous expenses decreased significantly from the nine month period ended September 30, 2007 as we closed our office in Austria. Wages and benefits decreased primarily as a result of the termination of two employees associated with the closing of our office in Austria.

Other Items

	Nine Months Ended		Percentage	Three Months Ended		Percentage
	September 30		Increase /	September 30		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Interest Income	$885	$6,535	(86.5)%	$112	$1,496	(92.5)%
Interest Expense	(74,768)	(76,718)	(2.5)%	(25,931)	(25,116)	3.2%
Loss on Disposal of Capital Asset	-	(2,963)	n/a	-	-	n/a
Recovery of Loans Receivable	98,343	-	n/a	-	-	n/a
Total	$24,460	$(73,146)	(133.4)%	$(25,819)	$(23,620)	9.3%

Interest income during the nine months ended September 30, 2008 and 2007 is primarily made up of interest accrued from loans made by EDI Germany to certain of its former shareholders, to certain of its officers and directors, and to persons related to officers and directors of EDI Germany prior to our acquisition of that company.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2008	At December 31, 2007	Increase / (Decrease)
Current Assets	$ 38,719	$ 55,226	(29.9)%
Current Liabilities	(2,388,248)	(2,012,493)	18.7%
Working Capital Deficit	$ (2,349,529)	$ (1,957,267)	20.0%

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows from (used in) Operating Activities	$(371,130)	$(1,186,260)
Cash Flows from (used in) Investing Activities	69,213	29,054
Cash Flows from Financing Activities	315,109	1,163,260
Effects of Foreign Currency Translations	(11,224)	(18,798)
Net Decrease in Cash During Period	$1,968	$(12,744)

The increase in our working capital deficit is primarily a result of the fact that we had no only limited revenues and limited sources of financing during the nine months ended September 30, 2008.

Financing during the period was provided by private placements of our equity securities and from related party and third party loans.

Private Placement Financings

During the fiscal quarter ended September 30, 2008, we completed one private placement of 3,500,000 units for proceeds of $385,000 and a private placement of 714,285 units for proceeds of EUR 50,000 ($74,794). Subsequent to our September 30, 2008 fiscal quarter, we completed another private placement of 3,000,000 units for proceeds of EUR 150,000 ($224,382). See “Recent Corporate Developments” above.

Loan Financings

During the three months ended September 30, 2008, we received a loan for EUR 11,346 ($16,388) from EDI Exploration Drilling International Holding GmbH, our majority stockholder, as follows:

Principal	Interest Rate	Grant Date	Due Date
EUR 11,346	5%	September 30, 2008	September 30, 2009

During the three months ended September 30, 2008, we also received loans totaling EUR 45,100 ($65,145) from third parties as follows:

Principal	Interest Rate	Grant Date	Due Date
EUR 15,100	5%	August 8, 2008	April 14, 2009
EUR 30,000	6.5%	September 9, 2008	December 31, 2008

As security for the EUR 15,100 loan, Guenter Thiemann, our Chief Financial Officer and a managing director of EDI Germany pledged his rights to any payments from EDI Germany, including management fees or wages. For the EUR 30,000 loan, EDI Germany granted a security interest in certain equipment.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months or to pay our current debt obligations when they come due. Although we have begun to earn small amounts of revenue from our operations, there is no assurance that our revenues will increase or that we will be able to generate any revenues in the future. As such, our ability to complete our plan of operation and to meet our short-term debt obligations is expected to be dependent upon our ability to obtain substantial financing in the near term.

Although we have, from time to time, obtained short-term loans in order to meet our short-term capital needs, we do not expect to be able to satisfy our long-term capital needs through debt financing. In addition, there are no assurances that we will be able to obtain additional short-term debt financing when needed. We have not been able to repay most of the short term loans granted to us when they have come due. As a result, we have had to rely on our lenders agreeing to extend the due dates of the loans granted. There is no assurance that our creditors will continue to grant us extensions. Continuing to rely on short-term debt financing may decrease our ability to obtain additional financing in the future. Any long-term financing that we obtain is expected to come from sales of our equity securities. There is no assurance that we will be able to obtain equity financing in amounts sufficient to meet our short-term or long-term capital needs. In addition, because of our limited financial resources, we have, on occasion used the issuance of our equity securities to pay for services provided to us, and we may do so again in the future. If we are successful in completing any equity financings, of which there is no assurance, or if we issue equity securities in payment for the goods or services provided to us, our existing shareholders will experience a dilution of their interest in our company.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of EUR 1,000,000 ($1,444,460) in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

Development Stage Business

We are a development stage business in that we have yet to earn significant revenues. Potential investors should be aware of the difficulties normally encountered by a developing enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with a developing business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove successful, and there can be no assurance that we will be able to generate significant revenues in the future or ever achieve profitable operations.

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

Competition Is Intense And We May Be Unable To Achieve Market Acceptance

EDI Germany competes directly with traditional well drilling contractors. The market for well drilling contractors and equipment providers is mature and well established. As such, the business environment in which we operate is highly competitive. Currently, there exist a number of established methods, products and technologies used in the well drilling process and we expect to experience competition from a number of established companies involved this industry. Many of our potential competitors will have greater technical, financial, marketing, sales and other resources than we will.

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

Dependence On Key Suppliers

The majority of our drilling equipment is machined by a single supplier located in Dorsten, Germany, close to our offices in Muenster, Germany. This supplier assists us in machining our drilling equipment and installations and works closely with our own experts to make improvements to our technologies. The loss of this supplier could be damaging to our business. Although we believe that we would be able to use the services of other machining companies, switching machining companies could cause delays as we would be required to educate the new supplier on our needs and requirements. In addition, a new supplier may be less conveniently located than our current supplier, which could increase travel time and shipping costs.

Political Instability

We are seeking to develop a market for our drilling products and processes in a number of developing countries. The political environment in many of these countries is unstable. This instability could cause delays to our drilling projects and could make the development of our business more difficult. In particular, our drilling projects scheduled for Pakistan could be significantly delayed because of the current political instability in that country. Furthermore, if the political situation in Pakistan worsens, those projects could be abandoned altogether.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See “Recent Corporate Developments” at Part I, Item 2 of this Report.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital.(2)

3.3	Certificate of Amendment to Articles of Incorporation – name change to Exploration Drilling International Inc.(6)

3.4	Amended and Restated Bylaws.(5)

4.1	Specimen Common Stock Certificate.(1)

10.1	2006 Stock Option Plan.(3)

10.2	Joint Operating Agreement Between A. Abuynayyan Trading Corporation and EDI Germany.(4)

10.3	Loan Agreement for EUR 8,000 with interest at 7% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower), providing for interest at a rate of 6% per annum dated

Exhibit
Number	Description of Exhibit
December 13, 2004 (translated from German to English).(7)

10.4	Managing Director Contract between EDI Germany and Guenter Thiemann dated effective as of January 1, 2005 (translated from German to English).(7)

10.5	Managing Director Contract between EDI Germany and Rainer Rotthaeuser dated effective as of January 1, 2005 (translated from German to English).(7)

10.6	Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated May 30, 2005 (translated from German to English).(7)

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

10.10

Addendum to Loan Agreement for EUR 36,000 dated June 8, 2005 between Guenter Thiemann (as lender) and EDI Germany (as borrower), providing for interest at a rate of 6% per annum, dated July 1, 2006 (translated from German to English).(7)

10.11

Addendum to Loan Agreement for EUR 36,000 dated June 8, 2005 between Guenter Thiemann (as lender) and EDI Germany (as borrower), extending due date to December 31, 2007, dated April 22, 2007 (translated from German to English).(7)

10.12

Addendum to Loan Agreement for EUR 36,000 dated June 8, 2005 between Guenter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 25, 2007 (translated from German to English).(11)

10.13

Addendum to Loan Agreement for EUR 36,000 dated June 8, 2005 between Guenter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated June 25, 2008 (translated from German to English).

10.14	Loan Agreement for EUR 25,000 with interest at 6% per annum between EDI Germany (as lender) and Guenter Thiemann (as borrower) dated December 23, 2005 (translated from German to English).(7)

10.15	Loan Agreement for EUR 115,000 with interest at 6% per annum between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower) dated December 23, 2005 (translated from German to English).(7)

10.16

Addendum to Loan Agreement for EUR 115,000 dated December 23, 2005 between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower), extending due date to June 30, 2007, dated December 28, 2006 (translated from German to English).(7)

10.17	Loan Agreement for EUR 15,400 with interest at 3% per annum between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower) dated January 3, 2006 (translated from German to English).(7)

10.18	Loan Agreement for EUR 90,000 with interest at 6% per annum between DTB Patente GmbH (as lender) and EDI Germany (as borrower) dated March 2, 2006 (translated from German to English).(7)

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

10.21	Addendum to Loan Agreement for EUR 90,000 dated March 2, 2006 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to December 31,

Exhibit
Number	Description of Exhibit
2008, dated February 2, 2008 (translated from German to English).(13)

10.22	Loan Agreement for EUR 50,000 without interest between Guenter Thiemann (as lender) and EDI Germany (as borrower) dated May 4, 2006 (translated from German to English).(7)

10.23	Addendum to Loan Agreement for EUR 50,000 dat+ed May 4, 2006 between Guenter Thiemann (as lender) and EDI Germany (as borrower) dated July 1, 2006 (translated from German to English).(7)

10.24

Addendum to Loan Agreement for EUR 50,000 dated May 4, 2006 between Guenter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated May 2, 2008 (translated from German to English).(12)

10.25

Addendum to Loan Agreement for EUR 115,000 dated December 23, 2005 between EDI Germany (as lender) and Magdalena Rotthaeuser (as borrower), extending due date to December 31, 2006, dated June 25, 2006 (translated from German to English).(7)

10.26	Loan Agreement for EUR 20,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated July 15, 2006 (translated from German to English).(7)

10.27

Addendum to Loan Agreement for EUR 20,000 dated July 15, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2007, dated July 15, 2007 (translated from German to English).(8)

10.28

Addendum to Loan Agreement for EUR 20,000 dated July 15, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).(11)

10.29

Addendum to Loan Agreement for EUR 20,000 dated July 15, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated June 28, 2008 (translated from German to English).(13)

10.30	Loan Agreement for EUR 12,000 with interest at 5% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated September 20, 2006 (translated from German to English).(7)

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

10.34	Addendum to Loan Agreement for EUR 12,000 dated September 20, 2006 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated June 22, 2008.(13)

10.35	Loan Agreement for EUR 11,600 with interest at 5% per annum between DTB Patente GmbH (as lender) and EDI Germany (as borrower) dated October 28, 2006 (translated from German to English).(7)

10.36

Addendum to Loan Agreement for 11,600 dated October 28, 2006 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to November 30, 2008, dated November 1, 2007 (translated from German to English).(11)

10.37	Loan Agreement for EUR 3,400 with interest at 6% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated October 28, 2006 (translated from German to English).(7)

10.38

Addendum to Loan Agreement for EUR 3,400 dated October 28, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to June 30, 2008, dated September 1, 2007 (translated from German to English).(9)

10.39	Addendum to Loan Agreement for EUR 3,400 dated October 28, 2006 between EDI Holding (as

Exhibit
Number	Description of Exhibit
lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated May 28, 2008 (translated from German to English).(13)

10.40	Loan Agreement for EUR 75,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 19, 2006 (translated from German to English).(7)

10.41	Loan Agreement for EUR 2,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 29, 2006 (translated from German to English).(7)

10.42

Addendum to Loan Agreement for EUR 2,000 dated December 29, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).(11)

10.43

Addendum to Loan Agreement for EUR 2,000 dated December 29, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated June 28, 2008 (translated from German to English).(13)

10.44	Loan Agreement for EUR 1,000 with interest at a rate of 6% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 29, 2006 (translated from German to English).(7)

10.45

Addendum to Loan Agreement for EUR 1,000 dated December 29, 2006 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).(11)

10.46

Addendum to Loan Agreement for EUR 1,000 dated December 29, 2008 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated June 26, 2008 (translated from German to English).

10.47	Loan Agreement for EUR 21,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated January 19, 2007 (translated from German to English).(7)

10.48

Addendum to Loan Agreement for EUR 21,000 dated January 19, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated January 20, 2008 (translated from German to English).(11)

10.49	Loan Agreement for EUR 57,500 with interest at 5% per annum between DTB Patente GmbH (as lender) and EDI Germany (as borrower) dated January 28, 2007 (translated from German to English).(7)

10.50

Addendum to Loan Agreement for 57,500 dated January 28, 2007 between DTB Patente GmbH (as lender) and EDI Germany (as borrower) extending the due date to January 28, 2009, dated January 22, 2008 (translated from German to English).(11)

10.51	Loan Agreement for EUR 10,000, with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated February 2, 2007 (translated from German to English).(7)

10.52

Addendum to Loan Agreement for EUR 10,000 dated February 2, 2007 between Dieter Thiemann (as lender) and EDI Germany (as borrower), extending the due date to December 31, 2007, dated June 28, 2007 (translated from German to English).(8)

10.53

Addendum to Loan Agreement for EUR 10,000 dated February 2, 2007 between Dieter Thiemann (as lender) and EDI Germany (as borrower) extending the due date to July 31, 2008, dated December 28, 2007 (translated from German to English).(11)

10.54

Addendum to Loan Agreement for EUR 10,000 dated February 2, 2007 between Dieter Thiemann (as lender) and EDI Germany (as borrower), extending the due date to March 31, 2009, dated June 18, 2008 (translated from German to English).(13)

10.55	Loan Agreement for EUR 39,160 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 23, 2007 (translated from German to English).(7)

10.56	Addendum to Loan Agreement for EUR 39,160 dated February 23, 2007 between EDI Holding

Exhibit
Number	Description of Exhibit
(as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated February 20, 2008 (translated from German to English).(11)

10.57	Loan Agreement for EUR 1,800 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 23, 2007 (translated from German to English).(7)

10.58

Addendum to Loan Agreement for EUR 1,800 dated February 23, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to December 31, 2008, dated February 23, 2008 (translated from German to English).(11)

10.59	Loan Agreement for EUR 12,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated July 16, 2007 (translated from German to English).(8)

10.60	Loan Agreement for EUR 5,000 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated August 5, 2007 (translated from German to English).(8)

10.61	Loan Agreement for EUR 40,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 9, 2007 (translated from German to English).(11)

10.62

Addendum to Loan Agreement for EUR 40,000 dated August 9, 2007 between EDI Holding (as lender) and EDI Germany (as borrower), extending the due date to March 31, 2009, dated August 4, 2008 (translated from German to English).(13)

10.63	Loan Agreement for EUR 10,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 12, 2007 (translated from German to English).(9)

10.64

Addendum to Loan Agreement for EUR 10,000 dated August 12, 2007 between EDI Holding (as lender) and EDI Germany (as borrower), extending the due date to March 31, 2009, dated August 4, 2008 (translated from German to English).(13)

10.65	Loan Agreement for EUR 15,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 20, 2007 (translated from German to English).(9)

10.66

Addendum to Loan Agreement for EUR 15,000 with dated August 20, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009, dated August 20, 2008 (translated from German to English).

10.67	Loan Agreement for EUR 35,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated August 30, 2007 (translated from German to English).(9)

10.68

Addendum to Loan Agreement for EUR 35,000 dated August 30, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009 dated August 20, 2008 (translated from German to English).

10.69	Loan Agreement for EUR 33,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated September 11, 2007 (translated from German to English).(9)

10.70

Addendum to Loan Agreement for EUR 33,000 dated September 11, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009 dated September 8, 2008 (translated from German to English).

10.71	Loan Agreement for EUR 24,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated September 19, 2007 (translated from German to English).(9)

10.72

Addendum to Loan Agreement for EUR 24,000 dated September 19, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009 dated September 15, 2008 (translated from German to English).

10.73	Loan Agreement for EUR 12,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated September 26, 2007 (translated from German to

Exhibit
Number	Description of Exhibit
English).(9)

10.74

Addendum to Loan Agreement for EUR 12,000 dated September 26, 2007 between EDI Holding (as lender) and EDI Germany (as borrower) extending the due date to March 31, 2009 dated September 20, 2008 (translated from German to English).

10.75	Loan Agreement for EUR 9,400 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated October 12, 2007 (translated from German to English).(11)

10.76	Loan Agreement for EUR 15,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated November 16, 2007 (translated from German to English).(11)

10.77	Loan Agreement for EUR 6,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated November 23, 2007 (translated from German to English).(11)

10.78	Loan Agreement for EUR 29,383 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated December 30, 2007 (translated from German to English).(11)

10.79	Loan Agreement for EUR 6,500 with interest at 6% per annum between Dieter Thiemann (as lender) and EDI Germany (as borrower) dated January 18, 2008 (translated from German to English).(11)

10.80	Loan Agreement for EUR 25,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 8, 2008 (translated from German to English).(12)

10.81	Loan Agreement for EUR 5,000 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated February 8, 2008 (translated from German to English).(12)

10.82	Consulting Agreement dated February 13, 2008 between the Company and Jesko Beck.(10)

10.83	Technology License Agreement between EDI Germany and EDI Turkey, dated effective as of March 28, 2008.(11)

10.84	Loan Agreement for EUR 6,019.41 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated March 30, 2008 (translated from German to English).(12)

10.85	Loan Agreement for EUR 63,950 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated July 1, 2008 (translated from German to English).(13)

10.86	2008 Stock Option Plan.(14)

10.87	Loan Agreement for EUR 11,346.83 with interest at 5% per annum between EDI Holding (as lender) and EDI Germany (as borrower) dated September 30, 2008 (translated from German to English).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on November 5, 2003.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 28, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2006.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.
(7)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on May 16, 2007.

(8)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on August 20, 2007.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on November 19, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 20, 2008.
(11)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on April 15, 2008.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 19, 2008.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPLORATION DRILLING INTERNATIONAL INC.

Date:	November 18, 2008	By:	/s/ Rainer Rotthaeuser
RAINER ROTTHAEUSER
Chief Executive Officer and President
(Principal Executive Officer )

Date:	November 18, 2008	By:	/s/ Guenter Thiemann
GUENTER THIEMANN
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Date:	November 18, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary